Form 10QSB
period 1996-03-31
KATZ DIGITAL TECHNOLOGIES INC
filed 1996-05-15
CIK 1007518

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                           Commission File No. 0-27934

                         Katz Digital Technologies, Inc.
        (Exact name of Small Business Issuer as Specified in Its Charter)

            Delaware                                         13-3871120
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

   Twenty One Penn Plaza, New York, New York                   10001
(Address of Principal Executive Offices)                     (Zip Code)

                                 (212) 594-4800
                           (Issuer's Telephone Number
                              Including Area Code)

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes:                                No:  None Required
                      ---                                  -------------

         State the number of shares outstanding of each of the Issuer's classes of common stock, as of May 9, 1996.

Class                                                 Number of Shares

Common Stock, $.01 par value                          4,425,000


         Transitional Small Business Disclosure Format:

                  Yes:                                No:   X
                      ---                                  ---

                            PAGE 1 of 13 PAGES

                         KATZ DIGITAL TECHNOLOGIES, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED MARCH 31, 1996

                              ITEMS IN FORM 10-QSB

Facing Page                                                               Page

Part I

         Item 1.  Financial Statements.                                    3

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                     9

Part II

         Item 1.  Legal Proceedings.                                       None

         Item 2.  Changes in Securities.                                   None

         Item 3.  Default Upon Senior Securities.                          None.

         Item 4.  Submission of Matters to a Vote of Security Holders      None

         Item 5.  Other Information.                                       None

         Item 6.  Exhibits and Reports on Form 8-K.                        12

Signatures                                                                 13

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         KATZ DIGITAL TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                           ASSETS                          December 31,       March 31, 1996
CURRENT ASSETS                                                 1995           (Unaudited)
                                                               ----           -----------



Cash ................................................       $   200,729       $ 6,518,395

Certificate of deposit ..............................           233,600           233,600

Accounts receivable, net of allowance for doubtful
     accounts of $61,238 and $68,738 at December 31,
     1995, and March 31, 1996, respectively .........         1,980,002         2,650,964

Work-in-process inventory ...........................             7,290            51,003

Prepaid expenses and other current assets ...........           137,663           142,581
                                                            -----------       -----------


     Total current assets ...........................         2,559,284         9,596,543


PROPERTY AND EQUIPMENT - NET ........................         1,629,288         3,287,937


DEFERRED PENSION COSTS ..............................           108,664           108,664


OTHER ASSETS ........................................           110,805           195,700
                                                            -----------       -----------


                                                            $ 4,408,041       $13,188,844
                                                            ===========       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

     Accounts payable and accrued expenses ..........       $   517,630           930,414

     Current portion of obligations under capital
       leases .......................................           451,535           488,370

     Income taxes payable ...........................            59,165            69,954

     Deferred taxes payable .........................           210,000           332,000

     Note payable-bank ..............................              --             532,800

     Due to stockholders ............................              --           1,127,786
                                                            -----------       -----------
        Total current liabilities ...................         1,238,330         3,481,324


     Deferred taxes payable .........................              --             601,000

     Other deferred liabilities .....................              --             107,934

     Obligations under capital leases, net of current
       portion ......................................           672,121         2,097,751
                                                            -----------       -----------

     Total liabilities ..............................         1,910,451         6,288,009
                                                            -----------       -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY

     Preferred stock, $.001 par value; 5,000 shares
       authorized; no shares issued .................              --                --

     Common stock, $.001 par value; 25,000,000
       shares authorized; 2,800,000 shares issued
       and outstanding at December 31, 1995 and
       4,425,000 at March 31, 1996 ..................             2,800             4,425

     Additional paid-in capital .....................              --           6,872,689

     Retained earnings ..............................         2,494,790            23,721
                                                            -----------       -----------


     Total stockholders' equity .....................         2,497,590         6,900,835
                                                            -----------       -----------

                                                            $ 4,408,041       $13,188,844
                                                            ===========       ===========




        The accompanying notes are an integral part of these statements.

                         KATZ DIGITAL TECHNOLOGIES, INC.

                             STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                                                        For the Three Months Ended March 31
                                                             1995             1996
                                                             ----             ----

Net Sales .........................................         2,548,814         3,343,114

Cost of goods sold ................................         1,025,751         1,671,654
                                                          -----------       -----------

         Gross Profit .............................         1,523,063         1,671,460

Operating expenses
         Selling, general and administrative ......           984,848         1,311,650
                                                          -----------       -----------

         Total operating expenses .................           984,848         1,311,650
                                                          -----------       -----------

Operating income ..................................           538,215           359,810
                                                          -----------       -----------

Interest expense, net .............................            27,959            32,534
                                                          -----------       -----------

         Earnings before provision for income taxes           510,256           327,276

Income taxes (including $723,000 nonrecurring
provision relating termination of Subchapter S
Status on March 25, 1996) .........................            56,264           775,000

         Net earnings (loss) ......................       $   453,992       $  (447,724)
                                                          ===========       ===========


Pro forma data

         Historical income before provision for
         income taxes .............................       $   510,256       $   327,276

         Provision for income taxes ...............       $   250,887           165,563
                                                          -----------       -----------


Net earnings ......................................       $   259,369       $   161,713
                                                          ===========       ===========


Earnings per share:

         Pro forma earnings per share .............       $      0.09       $      0.05
                                                          ===========       ===========

         Weighted average shares outstanding ......         2,954,443         3,051,224
                                                          ===========       ===========

                         KATZ DIGITAL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                            March 31, 1995    March 31, 1996
                                                            --------------    --------------

Cash flows from operating activities
Net earnings ........................................       $   453,992        $  (447,724)
Adjustments to reconcile net earnings to net
  cash provided by operating activities
    Depreciation and amortization ...................           130,018            224,007
    Increase (decrease) in cash flows from
      changes in operating assets and liabilities

         Accounts receivable ........................            70,359           (670,962)

         Work-in-process inventory ..................            (1,635)           (43,713)

         Other current assets .......................            46,555             (4,918)

         Other assets ...............................             3,570            (84,895)

         Accounts payable and accrued
           expenses .................................           195,740            412,784

         Income taxes payable .......................           (29,900)            10,789

         Deferred taxes payable .....................              --              723,000

         Note payable-bank ..........................              --              532,800

         Other deferred liabilities .................           (39,058)           107,934

         Net pension liability ......................            31,378             --
                                                            -----------        -----------


    Net cash provided by operating activities .......           861,019            759,102
                                                            -----------        -----------


Cash flows from investing activities

  Purchase of property and equipment ................          (118,464)          (258,423)
                                                            -----------        -----------
         Net cash used in investing activities ......          (118,464)          (258,423)
                                                            -----------        -----------


Cash flows from financing activities

  Distributions to stockholders .....................          (337,189)          (395,467)

  Payments of obligations under capital leases ......           (67,200)          (161,860)

  Net proceeds from public offering .................              --            6,374,314
                                                            -----------        -----------

  Net cash provided by (used in) financing activities          (404,389)         5,816,987


  Net increase (decrease) in cash and cash

    equivalents .....................................           338,166          6,317,666


Cash -- beginning of period .........................           456,642            200,729
                                                            -----------        -----------

Cash -- end of period ...............................           794,808          6,518,395
                                                            ===========        ===========


Supplemental disclosures of cash flow information:

  Cash paid during the year for

         Interest ...................................       $    27,568        $    36,369
                                                            ===========        ===========

         Income taxes ...............................       $    79,724        $    86,164
                                                            ===========        ===========




Supplemental disclosures of noncash investing and financing activities:
     Capital lease obligation of $658,049 and 1,699,272 were incurred in the quarter ended March 31, 1995 and 1996, respectively, when the Company entered into new leases for equipment.

                         KATZ DIGITAL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A -- DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Katz Digital Technologies, Inc. (the "Company") was formed in December 1995 and is incorporated in the state of Delaware as a result of a merger between Katz Graphics Corporation, which was formed in August 1991, and Katz Digital Technologies, Inc., which was formed in November 1986, and which were both New York corporations. The merger was accounted for in a manner similar to a pooling of interests, and, accordingly, the accompanying financial statements include the accounts of Katz Graphics Corporation and Katz Digital Technologies, Inc. for all periods presented. Assets and liabilities were recorded at net book value.

The Company provides a broad range of digital prepress and digital short-run printing services to produce full-color and black and white printed materials to a wide variety of market segments, principally in the New York City area.

The summarized financial information included herein does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at December 31, 1995 and for the year then ended included in the Registration Statement on Form SB-2 (Registration No. 333-1190) and related prospectus as declared effective by the Securities and Exchange Commission on March 25, 1996. Such statements should be read in conjunction with the data herein.

The financial information contains all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of results that may be expected for the full fiscal year.

NOTE B --         TERMINATION OF S CORPORATION STATUS AND PRO FORMA
                  INFORMATION

Pro Forma Information

Prior to the consummation of the public offering the Company filed its Federal and state income tax returns under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, no provision was provided in the accompanying financial statements for Federal and certain state income taxes for the S Corporation periods, since the income of the Company was taxable directly to its stockholders. On March 26, 1996 the Company converted to a C Corporation, adopted the accrual basis of accounting, and is subject to both Federal and state income taxes. Accordingly, $723,000 additional Federal and state income taxes, applicable to temporary differences in the recognition of income and expenses for financial accounting and income tax reporting purposes existing at March 26, 1996 have been recorded and charged to operations for the three months ended March 31, 1996. Such charge is solely from the termination of the Subchapter S status and is nonrecurring.

The pro forma adjustment in the statements of earnings reflects a provision for income taxes based upon pro forma pretax earnings as if the Company had been subject to Federal and additional state and local income taxes which it is not currently subject to. The pro forma income tax provision has been prepared in accordance with SFAS No. 109.

Pro Forma Earnings Per Share

Pro Forma earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the period. The shares outstanding for the period give retroactive effect to the merger and recapitalization of the Company as well as 154,443 shares deemed to be outstanding, which represent the approximate number of shares deemed to be sold by the Company (at an assumed initial public offering price of $5.00 per share) to fund the portion of the $1,127,786 distribution in excess of 1995 undrawn earnings.

NOTE C -- STOCKHOLDERS' EQUITY

Initial Public Offering

On March 26, 1996, the Company consummated an initial public offering of 1,600,00 shares of its Common Stock at a price of $5.00 par share. The net proceeds to the Company from the offering were approximately $6,400,000. In connection with the offering the Company declared to its principal stockholders, an S Corporation dividend of retained earnings in excess of $500,000.

NOTE D -- STOCK OPTION PLAN

In February 1996, the Board of Directors and Stockholders approved the adoption of a stock option plan (the "Plan"). The Plan provides for the grant of options to purchase up to 350,000 shares of the company's common stock. These options may be granted to employees, officers of the Company, nonemployee directors of the Company and consultants to the Company. The Plan provides for granting of options to purchase the Company's common stock at not less than the fair market value of such shares on the date of the grant.

The Plan provides for a one-time automatic grant of an option to purchase 20,000 shares of common stock at the market value of the common stock on the date of the grant to these directors serving on the Board of Directors on the date that the Plan was adopted and also to those persons who become nonemployee directors of the Company in the future, upon their appointment or election as directors of the Company. The Plan also provides for an annual grant to each nonemployee director of the Company of options to purchase 5,000 shares at the market value of the common stock of the Company on the date of each grant.

The Company granted options to purchase an aggregate of 241,000 shares of common stock under the Plan at $5.00 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

         Katz Digital Technologies, Inc. (the "Company") provides a broad range of digital prepress and digital short-run printing services to produce full-color and black and white printed materials. The company was organized in 1987 as a typography brokerage business and, in February 1991, discontinued substantially all of its typography brokerage operations and commenced offering digital prepress services. The company commenced offering digital short-run printing services in February 1994 with its Cactus printing system and recently expanded such capabilities by adding Indigo and Heidelberg printing capabilities in February 1995 and February 1996 respectively.

         In December 1995, the Company effected a merger of its two predecessor corporations into a newly-formed Delaware corporation for the sole purpose of relocating its state of incorporation from New York to Delaware.

         On March 26, 1995, the Company consummated an initial public offering of 1,600,000 shares of its common stock at a price of $5.00 per share.

Quarter ended March 31, 1996 compared to the Quarter ended March 31, 1995.

         Net sales for the quarter ended March 31, 1996 were $3,343,114, an increase of $794,300 or 31.2% compared to $2,548,814 for the quarter ended March 21, 1995. The increase in net sales was primarily attributable to increased digital short-run printing services and additional pre-press services associated with digital short-run printing, which in the aggregate accounted for approximately $405,497 or 51% of such increase, and an industry trend towards digital printing services compared to more conventional printing processes. In addition, the Company introduced the Heidelberg printing press in late February, 1996, which accounted for approximately $55,000 of net sales in the first quarter. The increase in net sales is attributable to increases in the amount of services provided, rather than increases in the prices charged by the Company for its services, since the prices for such services did not increase during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995. Net sales also increased due to increased sales efforts and the addition of three new sales representatives.

         Cost of goods sold for the quarter ended March 31, 1996 was $1,671,654, an increase of $645,903, or 63.0%, as compared to $1,025,751 for the quarter ended March 31, 1995. The increase was attributable to increased production personnel and start up costs for the Company's new Heidelberg printing press, which generally has higher cost of sales as compared to the other services provided by the Company, increased production personnel in other digital short-run printing services and increased commissions to sales personnel, additional costs associated with the Company's fulfillment of increased orders for the Company's services and severe weather conditions which hampered production efforts during the Company's move to its new headquarters in January 1996.

         Selling, general and administrative expenses for the quarter ended March 31, 1996 were $1,311,650, an increase of $326,802, or 33.1%, as compared to $984,848 for the quarter ended March 31, 1995. This increase was primarily attributable to increased overhead costs associated with the Company's move to larger headquarters coupled with additional management personnel to manage the increased space and expanded sales force.

         Interest expense for the quarter ended March 31, 1996 was $32,534, an increase of $4,575, or 16.3%, as compared to $27,959 for the quarter ended March 31, 1995. The increase is primarily attributable to borrowings under the Company's credit facility.

         Included in income taxes for the quarter ended March 31, 1996, is a nonrecurring charge of $723,000 for additional Federal and state income taxes resulting from the termination of Subchapter S status.

         As a result of the foregoing, the Company recorded a net loss of $447,724 for the quarter ended March 31, 1996 as compared to net earnings of $453,992. Excluding the non recurring provision relating to the termination of the Company's Subchapter S on Match 25, 1996 of $723,000, pro forma net income would have been $161,713 for the quarter ended March 31, 1996 as compared to pro forma net earnings of $259,369 for the quarter ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         On March 26, 1996 the Company consummated an initial public offering of an aggregate of 1,600,000 shares of its Common Stock at a price of $5.00 per share. Net proceeds from the offering were approximately $6,400,000. Prior to the offering, the Company historically financed its working capital requirements principally through cash flow from operations and the use of its credit facility.

         Net cash provided by operating activities was $759,102 for the quarter ended March 31, 1996. The increase in cash provided by operating activities during the quarter ended March 31, 1996 was primarily attributable to depreciation and amortization, and an increase in accounts payable and accrued expenses, income taxes payable and deferred taxes payable, partially offset by an increase in accounts receivable, work in process inventory and other assets. Net cash used in investing activities for the quarter ended March 31, 1996 was $258,423 and reflects the Company's purchase of property and equipment. Net cash provided by financing activities for the quarter ended March 31, 1996 was $5,816,987 and reflects stockholder distributions of $395,467 and payments of capital lease obligation of $161,860. In addition, the company received approximately $6,370,000 from the consumamtion of its initial public offering. At March 31, 1996, the Company had cash of $6,518,395.

         Net cash provided by operating activities was $861,019 for the quarter ended March 31, 1995. The increase in cash provided by operating activities during the quarter ended March 31, 1995 was attributable to net earnings, depreciation and amortization, and increases in the pension liability, income taxes payable, and accounts payable and accrued expenses, coupled with an increase in accounts receivable. Net cash used in investing activities for the quarter ended March 31, 1995 was $118,464 and reflects the purchase of property and equipment. Net cash used in financing activities for quarter ended March 31, 1995 was $404,389 and reflects stockholder distributions of $337,189 and payments of capital lease obligations of $67,200.

         In June 1995, the Company obtained a $1,000,000 line of credit (the "Credit Line") from European American Bank ("EAB"). The Credit Line bears interest at a prime rate plus 1%, and is available until June 30, 1996. The Credit Line provides for the issuance of term loans (the "Term Loans") in amounts not to exceed $400,000 in the aggregate, which bear interest at prime rate plus 1 1/2%. the aggregate of all amounts outstanding under the Credit Line may not exceed $1,000,000. The availability of funds under the Credit Line has been reduced to $467.200 as a result of the issuance by EAB of a standby letter of credit to secure the Company's obligations under the lease for its current facilities. At March 31, 1996, the Company had $532,800 outstanding under the Credit Line in addition to $467,000 outstanding under the letter of credit. The Company, in April 1996, used a portion of the net proceeds of the offering to repay the amount of its borrowings under the Credit Line. The Company, however, intends to use, from time to time, as the need arises, the increased borrowing capabilities from such reduction of outstanding borrowings, The Company has pledged to EAB all of its accounts receivable, machinery, equipment, fixtures and furnishings to secure its obligations under the Credit Line and has also pledged a certificate of deposit in the amount of $233,600 to secure its obligations under the letter of credit.

         The Company had elected to be taxed as an S corporation and, accordingly, was not subject to Federal income taxes. Net income has been taxed for Federal income taxes purposes directly to the company's stockholders. On March 26, 1996 the Company converted to a C corporation, adopted the accrual basis of accounting and became subject to both Federal and additional state income taxes. From January 1, 1996 through March 25, 1996, the Company made S corporation distributions in the aggregate amount of approximately $387,400. The Company declared an S corporation distribution to its principal stockholders of its retained earnings in excess of $500,000 on March 25, 1996. On March 26, 1996, the Company converted to a C corporation, adopted the accrual basis of accounting and is subject to both Federal and state income taxes. Distributions will be made pursuant to the Stockholder Notes in monthly installments of $100,000, commencing one month after the date of the offering.

         The Company's primary cash requirements have been to expand its operations, fund the cost of its capital leases and pay overhead costs in connection with the operation of its business. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the proceeds from the public offering of $1,600,000 of its common stock, together with projected cash flow from operations and available cash resources, including the Credit Line, will be sufficient to satisfy its anticipated cash requirements, for at least twelve months.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit No.       Description

         3.1               Certificate of Incorporation (1)

         3.2               By-Laws (1)

         4.1               Form of Common Stock Certificate (1)

         4.2               Form of Underwriter's Warrant Agreement (1)

         10.1              1996 Stock Option Plan

         10.2              Employment Agreement with Gary Katz (1)

         10.3              Employment Agreement with Lisa Katz-Sklar (1)

         10.4              Employment Agreement with Michael Sklar (1)

         10.5              Employment Agreement with Geoffrey Barsky (1)

         10.6              Lease of offices at Twenty-One Penn Plaza, New York,
                           New York (1)


         ------------------

         (1) Filed as an exhibit to the Issuer's Registration Statement on Form SB-2 (File No. 333-11960) and amendments thereto and incorporated herein by reference.

(B)      REPORT ON FORM 8-K

         No reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        Registrant:

                                        KATZ DIGITAL TECHNOLOGIES, INC.

Dated:  May 10, 1996                    By:  /s/ Gary Katz
                                             ----------------------------------
                                             Gary Katz
                                             President & Chief Executive Officer

Dated:  May 10, 1996                    By:  /s/ Mitchell M. Cohen
                                             ----------------------------------
                                             Mitchell M. Cohen
                                             Chief Accounting Officer

              EXHIBIT INDEX


Exhibit No.               Description
- ----------                -----------

  27                   Financial Data Schedule