Form 10QSB
period 1996-06-30
KATZ DIGITAL TECHNOLOGIES INC
filed 1996-08-14
CIK 1007518

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                          -----------------------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                           Commission File No. 0-27934

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

                  Yes:    X                                   No:

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of August 8, 1996

Class                                                       Number of Shares

Common Stock, $.001 par value                               4,425,000
                                                            ---------

                 Transitional Small Business Disclosure Format:

            Yes:                                        No:    X

                         KATZ DIGITAL TECHNOLOGIES, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED JUNE 30, 1996

                              ITEMS IN FORM 10-QSB


Facing Page                                                           Page

Part I

     Item 1.   Financial Statements                                    3

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10


Part II

     Item 1.   Legal Proceedings                                    NONE

     Item 2.   Changes in Securities                                NONE

     Item 3.   Default Upon Senior Securities                       NONE

     Item 4.   Submission of Matters to a Vote of Security Holders  NONE

     Item 5.   Other Information                                    NONE

     Item 6.   Exhibits and Reports on Form 8-K                       15

Signatures

                                     PART I

Item 1.           Financial Statements


                                    Katz Digital Technologies, Inc.
                                            BALANCE SHEETS

                    ASSETS                                            December 31,        June 30,
                                                                          1995             1996
                                                                     --------------    -------------
                                                                                         (Unaudited)
CURRENT ASSETS
Cash                                                                   $  200,729       $ 5,247,697
Certificate of deposit                                                    233,600           233,600
Accounts receivable, net of allowance for doubtful
  accounts of $61,238 and $79,738 at December 31, 1995
  and June 30, 1996, respectively                                       1,980,002         3,086,092
Work-in-process inventory                                                   7,290            61,303
Pre-paid expenses and other current assets                                137,663           211,232
                                                                          -------           -------
   Total current assets                                                 2,559,284         8,839,924

PROPERTY AND EQUIPMENT - NET                                            1,629,288         3,627,080

DEFERRED PENSION COSTS                                                    108,664           108,664

OTHER ASSETS                                                              110,805           109,571
                                                                          -------           -------

                                                                       $4,408,041       $12,685,239
                                                                       ==========       ===========

                        LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                               $  517,630       $   994,884
   Current portion of obligations under capital leases                    451,535           704,834
   Income taxes payable                                                    59,165           243,554
   Deferred taxes payable                                                 210,000           130,000
   Due to stockholders                                                      ---             850,911
                                                                        ---------       -----------
      Total current liabilities                                         1,238,330         2,924,183

   Deferred taxes payable                                                     ---           601,000
   Other deferred liabilities                                                 ---           215,867
   Obligations under capital leases, net of current
     portion                                                              672,121         1,755,204
                                                                          -------       -----------
   Total liabilities                                                    1,910,451         5,496,254
                                                                        ---------       -----------
                            COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
   Preferred stock, $.001 par value; 5,000 shares
     authorized; no shares issued                                             ---            ---
   Common stock $.001 par value; 25,000,000 shares
     authorized; 2,800,000 shares issued and
     outstanding at December 31, 1995 and 4,425,000 at
     June 30, 1996                                                          2,800             4,425
   Additional paid in capital                                                 ---         6,860,267
   Retained earnings                                                    2,494,790           324,293
                                                                        ---------       -----------

   Total stockholders' equity                                           2,497,590         7,188,985
                                                                        ---------       -----------
                                                                       $4,408,041       $12,685,239
                                                                       ==========       ===========

        The accompanying notes are an integral part of these statements.

                         Katz Digital Technologies, Inc.

                             STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                      For the Three Months Ended June 30,          For the Six Months Ended June 30,
                                                         1995                  1996                    1995                1996
                                                      -----------           -----------            -----------          -----------
Net Sales                                             $ 2,723,390           $ 3,955,240            $ 5,272,204          $ 7,298,354
Cost of goods sold                                      1,226,169             1,946,983              2,251,920            3,618,637
                                                      -----------           -----------            -----------          -----------
 Gross Profit                                           1,497,221             2,008,257              3,020,284            3,679,717
Operating Expenses
 Selling, general and
   administrative                                         990,437             1,463,205              1,975,284            2,774,855
                                                      -----------           -----------            -----------          -----------
 Total operating
   expenses                                               990,437             1,463,205              1,975,284            2,774,855
                                                      -----------           -----------            -----------          -----------
Operating income                                          506,784               545,052              1,045,000              904,862
Interest expense
 (income) net                                              16,854                (1,423)                44,810               31,111
                                                      -----------           -----------            -----------          -----------
 Earnings before
   provision for income
   taxes                                                  489,930               546,475              1,000,190              873,751
Income taxes (including
  $723,000 nonrecurring
  provision relating
  termination of
  Subchapter S Status on
  March 25, 1996)                                          51,402               245,904                107,666            1,020,904
                                                      -----------           -----------            -----------          -----------
     Net earnings (loss)                              $   438,528           $   300,571            $   892,524          $  (147,153)
                                                      ===========           ===========            ===========          ===========
Pro forma data
     Historical income
     before provision
     for income taxes                                 $   489,930           $   546,475            $ 1,000,190          $   873,751
     Provision for
     income taxes                                         239,892               245,904                489,783              393,188
                                                      -----------           -----------            -----------          -----------
Pro forma Net earnings                                $   250,038           $   300,571            $   510,407          $   480,563
                                                      ===========           ===========            ===========          ===========
Earnings per share:
     Pro forma earnings
     per share                                        $      0.08           $      0.07            $      0.17          $      0.13
                                                      ===========           ===========            ===========          ===========
     Weighted average
     shares outstanding                                 2,954,443             4,456,435              2,954,443            3,754,955
                                                      ===========           ===========            ===========          ===========

                         Katz Digital Technologies, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended
                                                June 30, 1995      June 30, 1996
                                                -------------      ------------
Cash flows from operating activities
Net earnings (loss)                              $   892,524        $  (147,153)
Adjustments to reconcile net
  earnings to net cash provided by
  operating activites
    Depreciation and amortization                    279,443            529,245
    Increase (decrease) in cash
    flows from changes in operating
    assets and liabilities
      Accounts receivable                            (26,656)        (1,106,090)
      Work-in-process inventory                       (1,635)           (54,013)
      Other current assets                            37,435            (73,569)
      Other assets                                    18,529              1,234
      Accounts payable and accrued
        expenses                                     247,698            477,254
      Income taxes payable                           (29,900)           184,389
      Deferred taxes payable                            --              521,000
      Other deferred liabilities                    (203,808)           215,868
      Net pension liability                           62,756               --
                                                 -----------        -----------
  Net cash provided by operating
    activities                                     1,276,386            548,165
                                                 -----------        -----------
Cash flows from investing activities
  Purchase of property and equipment                (155,227)          (787,087)
                                                 -----------        -----------
      Net cash used in investing
        activities                                  (155,227)          (787,087)
                                                 -----------        -----------
Cash flows from financing activities
  Distributions to stockholders                     (914,461)          (672,342)
  Payment of obligations under
    capital leases                                  (171,121)          (403,660)
  Net proceeds from public offering                     --            6,361,892
                                                 -----------        -----------

Net cash provided by (used in)
  financing activities                            (1,085,582)         5,285,890
Net increase in cash and cash
  equivalents                                         35,577          5,046,968
Cash -- beginning of period                          456,642            200,729
                                                 -----------        -----------
Cash -- end of period                            $   492,219        $ 5,247,697
                                                 ===========        ===========
Supplemental disclosures of cash
  flow information:
  Cash paid during the year for
    Interest                                     $    50,134        $   107,062
                                                 ===========        ===========
    Income taxes                                 $   127,064        $   356,734
                                                 ===========        ===========

Supplemental disclosures of noncash investing and financing activities: Capital lease obligations of $658,049 and $1,736,651 were incurred in the six months ended June 30, 1995 and 1996, respectively, when the Company entered into new leases for equipment.

                         Katz Digital Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A -- DESCRIPTION OF BUSINESS AND BASIS OF REPRESENTATION

Katz Digital Technologies, Inc. (the "Company") was formed in December 1995 and is incorporated in the state of Delaware as a result of a merger between Katz Graphics Corporation, which was formed in August 1991, and Katz Digital Technologies, Inc., which was formed in November 1986, and which were both New York corporations. The merger was accounted for in a manner similar to a pooling of interests and, accordingly, the accompanying financial statements include the accounts of Katz Graphics Corporation and Katz Digital Technologies, Inc. for all periods presented. Assets and liabilities were recorded at net book value.

The Company provides a broad range of digital prepress and digital short-run printing services to produce full-color and black and white printed materials to a wide variety of market segments, principally in the New York City area.

The summarized financial information included herein does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at December 31, 1995 and for the year then ended included in the Registration Statement on Form SB-2 (Registration No. 333-1190) and related prospectus as declared effective by the Securities and Exchange Commission on March 25, 1996 (the "public offering"). Such statements should be read in conjunction with the data herein.

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

NOTE B -- TERMINATION OF S CORPORATION STATUS AND PRO FORMA
          INFORMATION

Pro Forma Information

Prior to the consummation of the public offering, the Company filed its Federal and state income tax returns under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, no provision was provided in the accompanying financial statements for Federal and certain state income taxes for the S Corporation periods, since the income of the Company was taxable directly to its stockholders. On March 26, 1996 the Company converted to a C Corporation, adopted the accrual basis of accounting, and is subject to both Federal and state income taxes. Accordingly, $723,000 additional federal and state income taxes, applicable to temporary differences in the recognition of income and expenses for financial accounting and income tax reporting purposes existing at March 26, 1996 have been recorded and charged to operations for the six months ended June 30, 1996. Such charge is solely from the termination of the Subchapter S status and is nonrecurring.

The pro forma adjustment in the statement of earnings for the six months ended June 30, 1995 reflects a provision for income taxes based upon pro forma pretax earnings as if the Company had been subject to Federal and additional state and local income taxes which it is not currently subject to. The pro forma income tax provision has been prepared in accordance with SFAS No. 109.

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

NOTE C -- STOCKHOLDER'S EQUITY

Initial Public Offering

On March 26, 1996, the Company consummated an initial public offering of 1,600,000 shares of its Common Stock at a price of $5.00 per share. The net proceeds to the Company from the offering were approximately $6,400,000. In connection with the public offering, the Company declared to its principal stockholders an S corporation dividend of retained earnings in excess of $500,000.

NOTE D -- STOCK OPTION PLAN

In February 1996, the Board of Directors and Stockholders approved the adoption of a stock option plan (the "Plan"). The Plan provides for the grant of options to purchase up to 350,000 shares of the Company's common stock. These options may be granted to employees, officers of the Company, non-employee directors of the Company and consultants and advisors to the Company. The Plan provides for granting of options to purchase the Company's stock at not less than the fair market value of such shares on the date of the grant.

The Plan provides for a one-time automatic grant of an option to purchase 20,000 shares of common stock at the market value of the common stock on the date of the grant to those non-employee drectors serving on the Board of Directors on the date that the Plan was adopted and also to those persons who become non-employee directors of the Company in the future, upon their appointment or election as directors of the Company. The Plan also provides for an annual grant to each non-employee director of the Company of options to purchase 5,000 shares at the market value of the common stock of the Company on the date of each grant.

To date, the Company granted options to purchase an aggregate of 266,000 shares of common stock under the Plan at prices ranging from $5.00 to $5.75 per share.

NOTE E -- PROPOSED ACQUISITION

On June 27, 1996, the Company entered into a letter of intent to acquire substantially all of the assets of Boris Image Group, Inc. ("Boris"), a photographic and digital printing service firm located in Boston, for a maximum aggregate purchase price of $3,189,000, including up to $500,000 of the Company's Common Stock. The final purchase price will be determined based upon the earnings of Boris during the calendar years of 1997 through 1999, with a minimum purchase price of $1,984,000. The Company is currently performing due diligence and there is no assurance the transaction as contemplated will be completed.

NOTE F -- ACQUISITION OF THE SARABANDE PRESS, INC.

On August 1, 1996, the Company completed the acquisition of substantially all of the assets of The Sarabande Press, Inc. ("Sarabande"), a digital pre-press firm located in New York City, for a maximum aggregate purchase price of $1,900,000, including up to $400,000 of the Company's Common Stock. The final purchase price will be determined based upon the sales of Sarabande for the twelve months following the closing, with a minimum purchase price of $1,000,000.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

     Katz Digital Technologies, Inc. (the "Company") provides a broad range of digital prepress and digital shortrun printing services to produce full-color and black and white printed materials. The Company was organized in 1987 as a typography brokerage business and, in February 1991, discontinued substantially all of its typography brokerage operations and commenced offering digital prepress services. The Company commenced offering digital short-run printing services in February 1994 with its Cactus printing system and recently expanded such capabilities by adding Indigo and Heidelberg printing capabilities in February 1995 and February 1996 respectively.

     In December 1995, the Company effected a merger of its two predecessor New York corporations into a newly-formed Delaware corporation for the sole purpose of relocating its state of incorporation from New York to Delaware.

     On March 26, 1995, the Company consummated an initial public offering of 1,600,000 shares of its common stock at a price of $5.00 per share, resulting in net proceeds to the Company of approximately $6,400,000.

Quarter Ended June 30, 1996 Compared to the Quarter Ended June 30, 1995

     Net Sales for the quarter ended June 30, 1996 were $3,955,240, an increase of $1,231,850 or 45.2% compared to $2,723,390 for the quarter ended June 30, 1995. The increase in net sales was primarily attributable to increased digital short-run printing, which in the aggregate accounted for approximately $795,000 or 65% of such increase, and an industry trend towards digital printing services compared to more conventional printing processes. Net sales also increased due to increased sales efforts and the addition of one new sales representative. The increase in net sales is attributable to increases in the amount of services provided, rather than increases in the prices charged by the Company for it services, since the prices for such services did not increase during the quarter ended June 30, 1996, as compared to the quarter ended June 30, 1995.

     Cost of goods sold for the quarter ended June 30, 1996 was $1,946,983, an increase of $720,814, or 58.8%, as compared to $1,226,169 for the quarter ended June 30, 1995. The increase was attributable to increased production personnel for the Company's Heidelberg printing press, which generally has higher costs of sales as compared to other services provided by the Company, increased production personnel in other digital short-run printing services and increased overhead and other costs associated with the Company's fulfillment of increased orders for the Company's services.

     Selling, general and administrative expenses for the quarter ended June 30, 1996 were $1,463,205 an increase of $472,768 or 47.7%, as compared to $990,437 for the quarter ended June 30, 1995. The increase was primarily attributable to increased overhead costs associated with the Company's move to larger headquarters coupled with additional management personnel to manage the increased space and expanded sales force.

     Net interest income for the quarter ended June 30, 1996 was $1,423 as compared to interest expense of $16,854 for the quarter ended June 30, 1995, an increase of $18,277. The increase is due to increased interest income derived from the investment of the proceeds from the Company's initial public offering, offset by additional interest costs associated with additional equipment leases.

     As a result of the foregoing, the Company had net earnings of $300,571 for the quarter ended June 30, 1996 as compared to $438,528 for the quarter ended June 30, 1995. On a pro forma basis net earnings for the quarter ended June 30, 1996 would have been $300,571 as compared to $250,038 for the quarter ended June 30, 1995.

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995

     Net sales for the six months ended June 30, 1996 were $7,298,354, an increase of $2,026,150, or 38.4% compared to $5,272,204 for the six months ended June 30, 1995. The increase in net sales was primarily attributable to increased digital short-run printing, which in the aggregate accounted for approximately $1,200,500 or 59% of such increase, and an industry trend towards digital printing services compared to more conventional printing presses. In addition, the Company introduced the Heidelberg printing press in late February 1996, which accounted for approximately $338,000 of net sales during the six months ended June 30, 1996. Net sales also increased due to increased sales efforts and the addition of new sales representatives. The increase in net sales is generally attributable to increases in the amount of services provided, rather than increases in the prices charged by the Company for its services, since the prices for such services did not increase during the six months ended June 30, 1996.

     Cost of goods sold for the six months ended June 30, 1996 was $3,618,637, an increase of $1,366,717, or 60.7%, as compared to $2,251,920 for the six months ended June 30, 1995. The increase was attributable to increased production personnel and start up costs for the Company's new Heidelberg printing press, which generally has higher costs of sales as compared to other services provided by the Company, increased production personnel in other digital short-run printing services, additional costs associated with the Company's fulfillment of increased orders for the Company's services and severe weather conditions which hampered production efforts during the Company's move to its headquarters in January 1996.

     Selling, general and administrative expenses for the six month period ended June 30, 1996 were $2,774,855, an increase of $799,571, or 40.5%, as compared to $1,975,284 for the six months ended June 30, 1995. This increase was primarily attributable to increased overhead costs associated with the Company's move to larger headquarters coupled with additional management personnel to manage the increased space and expanded sales force.

     Net interest expense for the six months ended June 30, 1996 was $31,111 for the six months ended June 30, 1996, a decrese of $13,699, or 30.6%, as compared to interest expense of $44,810 for the six months ended June 30, 1995. The decrease is due to interest income derived from the investment of the proceeds from the Company's initial public offering, offset by additional interest costs associated with additional equipment leases.

     Included in income taxes for the six months ended June 30, 1996, is a nonrecurring charge of $723,000 for additonal federal and state income taxes resulting from the termination of Subchapter S status.

     As a result of the foregoing, the Company had a net loss of $147,153 for the six months ended June 30, 1996, as compared to net earnings of $892,524 for for the six months ended June 30, 1995. Excluding the nonrecurring provision relating to the termination of the Company's Subchapter S on March 25, 1996 of $723,000, pro forma net income would have been $480,563 for the six months ended June 30, 1996 as compared to pro forma net earnings of $510,407 for the six months ended June 30, 1995.

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

     Net cash provided by operating activities was $548,165 for the six months ended June 30, 1996. The increase in cash provided by operating activities during the six months ended June 30, 1996 was primarily attributable to depreciation and amortization, and an increase in accounts payable and accrued expenses, income taxes payable, deferred taxes payable and other deferred liabilities, partially offset by an increase in accounts receivable, work in process, inventory and other assets. Net cash used in investing activities for the six months ended June 30, 1996 was $787,087 and reflects the Company's purchase of property and equipment. Net cash provided by financing activities for the six months ended June 30, 1996 was $5,285,890 and reflects stockholder distributions of $672,342 and payments of capital lease obligation of $403,660. At June 30, 1996, the Company had cash of $5,247,697.

     Net cash provided by operating activities was $1,276,386 for the six months ended June 30, 1995. The increase in cash provided by operating activities during the six months ended June 30, 1995 was attributable to net earnings, depreciation and amortization, and increases in the pension liability, other assets and accounts payable and accrued expenses, coupled with an increase in accounts receivable. Net cash used in investing activities for the six months ended June 30, 1995 was $155,227 and reflects the purchase of property and equipment. Net cash used in financing activities for six months ended June 30, 1995 was $1,085,582 and reflected stockholder distributions of $914,461 and payments of capital lease obligations of $171,121.

     In June 1995, the Company obtained a $1,000,000 line of credit (the "Credit Line") from European American Bank ("EAB"). The Credit Line bears interest at a prime rate plus 1% and is available until June 30, 1996 (extended until August 31, 1996). The Credit Line provides for the issuance of term loans in amounts not to exceed $400,000 in the aggregate, which bear interest at prime rate plus 1 1/2%. The aggregate of all amounts outstanding under the Credit Line may not exceed $1,000,000. The availability of funds under the Credit Line has been reduced to $467,200 as a result of the issuance by EAB of a standby letter of credit to secure the Company's obligations under the lease for its current facilities. At June 30, 1996, the Company had $0 outstanding under the Credit line in addition to $467,000 outstanding under the letter of credit. The Company, in April 1996, used a portion of the net proceeds of the offering to repay the amount of its borrowings under the Credit Line. The Company, however, intends to use, from time to time, as the need arises, the amounts available under its credit line. The Company has pledged to EAB all of its accounts receivable, machinery, equipment, fixtures and furnishings to secure its obligations under the Credit Line and has also pledged a certificate of deposit in the amount of $233,600 to secure its obligations under the letter of credit.

     Prior to the public offering, the Company had elected to be taxed as an S corporation and, accordingly, was not subject to Federal income taxes. Net income had been taxed for Federal income taxes purposes directly to the Company's stockholders. On March 26, 1996 the Company converted to a C corporation, adopted the accrual basis of accounting and became subject to both Federal and additional state income taxes. From January 1, 1996 through March 25, 1996, the Company made S corporation distributions in the aggregate amount of approximately $387,400. The Company declared an S corporation distribution to its principal stockholders of its retained earnings in excess of $500,000 on March 25, 1996 (the "Stockholder Notes"). Distributions were made pursuant to the Stockholder Notes in monthly installments of $100,000, commencing one month after the date of the offering.

     On June 27, 1996, the Company entered into a letter of intent to acquire substantially all of the assets of Boris Image Group, Inc. ("Boris"), a photographic and digital printing service firm located in Boston, for a maximum aggregate purchase price of $3,189,000, including up to $500,000 of the Company's Common Stock. The final purchase price will be determined based upon the earnings of Boris during the calendar years of 1997 through 1999, with a minimum purchase price of $1,984,000. The Company is currently performing due diligence and there is no assurance the transaction as contemplated will be completed.

     On August 1, 1996, the Company completed the acquisition of substantially all of the assets of The Sarabande Press, Inc. ("Sarabande"), a digital pre-press firm located in New York City, for a maximum aggregate purchase price of $1,900,000, including up to $400,000 of the Company's Common Stock. The final purchase price will be determined based upon the sales of Sarabande for the twelve months following the closing, with a minimum purchase price of $1,000,000.

     The Company's primary cash requirements have been to expand its operations, fund the cost of its capital leases and pay overhead costs in connection with the operation of its business. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the proceeds from the public offering of $1,600,000 of its common stock, together with projected cash flow from operations and available cash resources, including the Credit Line, will be sufficient to satisfy its anticipated cash requirements for at least twelve months.

PART II


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit No.    Description

     3.1            Certificate of Incorporation (1)

     3.2            By-Laws (1)

     4.1            Form of Common Stock Certificate (1)

     4.2            Form of Underwriter's Warrant Agreement (1)

     ------------------

     (1) Filed as an exhibit to the Registrants Registration Statement on Form SB-2 (File No. 333-1190) and the amendments thereto, incorporated herein by reference.

(b)  Report on Form 8-K

     No reports on Form 8-K were filed during the second quarter of 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exhchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                             Registrant:

                                             KATZ DIGITAL TECHNOLOGIES, INC.

Dated:  August 14, 1996                      By:  /s/ Gary Katz
                                                  --------------
                                                  Gary Katz
                                                  President & Chief Executive
                                                  Officer



Dated:  August 14, 1996                      By:  /s/ Mitchell Cohen
                                                  -------------------
                                                  Mitchell M. Cohen
                                                  Chief Financial Officer