Form 10QSB
period 1996-09-30
KATZ DIGITAL TECHNOLOGIES INC
filed 1996-11-13
CIK 1007518

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                          -----------------------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                           Commission File No. 0-27934

                         KATZ DIGITAL TECHNOLOGIES, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)

        Delaware                                                   13-3871120
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


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

                  Yes:    X                              No:_____

         State the number of shares outstanding of each of the Issuer's classes of common stock, as of November 11, 1996



Class                                                                  Number of Shares
-----                                                                  ----------------
Common Stock, $.001 par value                                          4,425,000
                                                                       ---------

         Transitional Small Business Disclosure Format:

                  Yes:______                                 No: X

                         KATZ DIGITAL TECHNOLOGIES, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 1996

                              ITEMS IN FORM 10-QSB


Facing Page                                                                                      Page

Part I

         Item 1.           Financial Statements                                                    3

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                    11


Part II

         Item 1.           Legal Proceedings                                                     None

         Item 2.           Changes in Securities                                                 None

         Item 3.           Default Upon Senior Securities                                        None

         Item 4.           Submission of Matters to a Vote of Security Holders                   None

         Item 5.           Other Information                                                     None

         Item 6.           Exhibits and Reports on Form 8-K                                       16

Signatures

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

                         KATZ DIGITAL TECHNOLOGIES, INC.
                                 BALANCE SHEETS


                                       ASSETS                      DECEMBER 31,      September30,
                                                                       1995              1996
CURRENT ASSETS                                                                       (Unaudited)
--------------                                                         ----          -----------
Cash                                                               $   200,729       $ 3,624,106
Certificate of deposit                                                 233,600           235,689
Accounts receivable, net of allowance for doubtful
  accounts of $61,238 and $86,238 at December 31, 1995
  and September 30, 1996, respectively                               1,980,002         3,245,715
Work-in-process inventory                                                7,290            80,123
Pre-paid expenses and other current assets                             137,663           164,215
                                                                   -----------       -----------
   Total current assets                                              2,559,284         7,349,848
Property and Equipment - Net                                         1,629,288         3,514,298

Deferred Pension Costs                                                 108,664           295,533
Goodwill                                                                50,000         1,108,336
Other Assets                                                            60,805            58,133
                                                                   ===========       ===========

                                                                   $ 4,408,041       $12,326,148
                        LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $   517,630       $ 1,222,150
   Current portion of obligations under capital leases                 451,535           702,465
   Income taxes payable                                                 59,165                --
   Deferred taxes payable                                              210,000           130,000
   Due to stockholders                                                      --           567,286
                                                                   -----------       -----------
      Total current liabilities                                      1,238,330         2,621,901
   Deferred taxes payable                                                   --           601,000
   Other deferred liabilities                                               --           240,694
   Obligations under capital leases, net of current
     portion                                                           672,121         1,593,696
                                                                   -----------       -----------
   Total liabilities                                                 1,910,451         5,057,291
                                                                   -----------       -----------
                            COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
   Preferred stock, $.001 par value; 5,000 shares
     authorized; no shares issued                                           --                --
   Common stock $.001 par value; 25,000,000 shares
     authorized; 2,800,000 shares issued and
     outstanding at December 31, 1995 and 4,425,000 at
     September 30, 1996                                                  2,800             4,425
   Additional paid in capital                                               --         6,860,267
   Retained earnings                                                 2,494,790           404,165
                                                                   -----------       -----------

   Total stockholders' equity                                        2,497,590         7,268,857
                                                                   -----------       -----------
                                                                   $ 4,408,041       $12,326,148
                                                                   ===========       ===========



        The accompanying notes are an integral part of these statements.

                         KATZ DIGITAL TECHNOLOGIES, INC.

                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                 For the Three Months Ended            For the Nine Months Ended
                                       September 30,                          September 30,
                                    1995            1996                  1995             1996
                                    ----            ----                  ----             ----
Net Sales                      $  2,534,383       $  3,906,584       $  7,806,587       $ 11,204,938
Cost of goods sold                1,135,092          2,055,291          3,387,012          5,673,928
                               ------------       ------------       ------------       ------------
 Gross Profit                     1,399,291          1,851,293          4,419,575          5,531,010
Operating Expenses
 Selling, general and
   administrative                   869,432          1,682,902          2,844,717          4,457,757
                               ------------       ------------       ------------       ------------
 Total operating
   expenses                         869,432          1,682,902          2,844,717          4,457,757
                               ------------       ------------       ------------       ------------
Operating income                    529,859            168,391          1,574,858          1,073,253
Interest expense, net                31,033             18,109             75,846             49,220
                               ------------       ------------       ------------       ------------
 Earnings before
   provision for income
   taxes                            498,826            150,282          1,499,012          1,024,033

Income taxes (including
  $723,000 nonrecurring
  provision relating
  termination of
  Subchapter S Status on
  March 25, 1996)                    49,171             70,414            156,837          1,091,318
                               ------------       ------------       ------------       ------------
   Net earnings (loss)         $    449,655       $     79,868       $  1,342,175       $    (67,285)
                               ============       ============       ============       ============

Pro forma data
  Historical income
   before provision
   for income taxes            $    498,826       $    150,282       $  1,499,012       $  1,024,033
  Provision for
   income taxes                     243,272             70,414       $    732,193       $    481,881
                               ------------       ------------       ------------       ------------

Pro forma Net earnings         $    255,554       $     79,868       $    766,819            542,152
                               ============       ============       ============       ============


Earnings per share:
     Pro forma earnings
     per share                 $       0.09       $       0.02       $       0.26       $       0.14
                               ============       ============       ============       ============
     Weighted average
     shares outstanding:          2,954,443          4,477,211          2,954,443          3,986,336
                               ============       ============       ============       ============

                         KATZ DIGITAL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                               Nine Months Ended September 30
                                                 1995                 1996
                                                 ----                 ----
Cash flows from operating activities
Net earnings (loss)                           $ 1,342,175        $   (67,285)
Adjustments to reconcile net
  earnings to net cash provided by
  operating activities
  Depreciation and amortization                   366,896            712,183
  Increase (decrease) in cash
   flows from changes in operating
    assets and liabilities
   Accounts receivable                            (65,644)        (1,265,713)
   Work-in-process inventory                           --            (72,833)
   Other current assets                            35,222            (26,552)
   Other assets                                   (10,428)             2,672
   Accounts payable and accrued
     expenses                                     128,295            704,520
   Income taxes payable                           (30,000)           (59,165)
   Deferred taxes payable                           7,000            521,000
   Other deferred liabilities                          --            240,694
   Net pension liability                         (165,077)          (186,869)
                                              -----------        -----------
Net cash provided by operating
    activities                                  1,608,439            502,652
                                              -----------        -----------
Cash flows from investing activities
  Purchase of property and equipment             (167,945)          (889,956)
  Purchase of Certificate of Deposit             (233,600)            (2,089)
  Purchase of The Sarabande Press, Inc.                --         (1,090,678)
    Net cash used in investing
       activities                                (401,545)        (1,982,723)
                                              -----------        -----------
Cash flows from financing activities
  Distributions to stockholders                (1,176,964)          (956,054)
  Payment of obligations under
    capital leases                               (253,567)          (502,390)
  Net proceeds from public offering                    --          6,361,892

Net cash provided by (used in)
  financing activities                         (1,430,531)         4,903,448

Net increase (decrease) in cash
  and cash equivalents                           (223,637)         3,423,377

Cash - beginning of period                    $   456,642        $   200,729
                                              -----------        -----------
Cash - end of period                          $   233,005        $ 3,624,106
                                              ===========        ===========
Supplemental disclosures of cash
  flow information:
  Cash paid during the year for
    Interest                                  $    82,111        $   141,056
                                              ===========        ===========
    Income taxes                              $   118,070        $   628,734
                                              ===========        ===========

Supplemental disclosures of noncash investing and financing activities: Capital lease obligations of $658,048 and $1,674,895 were incurred in the nine months ended September 30, 1995 and 1996, respectively, when the Company entered into new leases for equipment.

                         KATZ DIGITAL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF REPRESENTATION

         Katz Digital Technologies, Inc. (the "Company") was formed in December 1995 and is incorporated in the state of Delaware. In December 1995, Katz Graphics Corporation, which was formed in August 1991, and Katz Digital Technologies, Inc., which was formed in November 1986, and which were both New York corporations, were merged with and into the Company (the "Merger"). The Merger was accounted for in a manner similar to a pooling of interests and, accordingly, the accompanying financial statements include the accounts of Katz Graphics Corporation and Katz Digital Technologies, Inc. for all periods presented. Assets and liabilities were recorded at net book value.

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

NOTE B - TERMINATION OF S CORPORATION STATUS AND PRO FORMA INFORMATION

Pro Forma Information

         Prior to the consummation of the public offering, the Company filed its Federal and state income tax returns under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, no provision was provided in the accompanying financial statements for Federal and certain state income taxes for the S Corporation periods, since the income of the Company was taxable directly to its stockholders. On March 26, 1996 the Company converted to a C Corporation, adopted the accrual basis of accounting, and is subject to both Federal and state income taxes. Accordingly, $723,000 additional federal and state income taxes, applicable to temporary differences in the recognition of income and expenses for financial accounting and income tax reporting purposes existing at March 26, 1996 have been recorded and charged to operations for the nine months ended September 30, 1996. Such charge is solely from the termination of the Subchapter S status and is nonrecurring.

         The pro forma adjustment in the statement of earnings reflects a provision for income taxes based upon pro forma pretax earnings as if the Company had been subject to Federal and additional state and local income taxes which it is not currently subject to. The pro forma income tax provision has been prepared in accordance with SFAS No. 109.

Pro Forma Earnings Per Share

         Pro Forma earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the period. The shares outstanding for the period give retroactive effect to the Merger and recapitalization of the Company as well as 154,443 shares deemed to be outstanding, which represent the approximate number of shares deemed to be sold by the Company (at an assumed initial public offering price of $5.00 per share) to fund the portion of the $1,127,786 distribution of retained earnings in excess of undrawn earnings.

NOTE C - STOCKHOLDERS' EQUITY


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

NOTE D - STOCK OPTION PLAN

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

         The Plan provides for a one-time automatic grant of an option to purchase 20,000 shares of common stock at the market value of the common stock on the date of the grant to those non-employee directors serving on the Board of Directors on the date that the Plan was adopted and also to those persons who become non-employee directors of the Company in the future, upon their appointment or election as directors of the Company. The Plan also provides for an annual grant to each non-employee director of the Company of options to purchase 5,000 shares at the market value of the common stock of the Company on the date of each grant.

         To date, the Company granted options to purchase an aggregate of 293,000 shares of common stock under the Plan at prices ranging from $4.50 to $5.75 per share.

NOTE E - ACQUISITION OF THE SARABANDE PRESS, INC.

         On August 1, 1996, the Company completed the acquisition of certain of the assets of The Sarabande Press, Inc. ("Sarabande"), a digital pre-press firm located in New York City, for a maximum aggregate purchase price of $1,900,000, including up to $400,000 of the Company's Common Stock. The final purchase price will be determined based upon the sales of Sarabande for the twelve months following the closing.

         The acquisition of Sarabande has been treated as a "purchase" for the purposes of generally accepted accounting principles, with the purchase allocated based on the fair value of the assets acquired and liabilities assumed. Approximately $990,678 was allocated to goodwill.

         The unaudited pro forma results of operations, which reflects the purchase of Sarabande into the Company as if the combination occurred as of the beginning of each period, are as follows:


                                    For the Nine Months Ending September 30,
                                    ----------------------------------------
                                        1995                       1996
                                        ----                       ----
Net Sales                             $9,708,864               12,631,904

Net Earnings                          $1,669,844                  173,769

Pro Forma Net Earnings(1)             $  942,829                  662,027

Pro Forma Net Earnings
  Per Share(1)                        $      .32                      .17



--------

         (1) Also adjusted to reflect additional income taxes which the Company was not subject to because of its status as an S Corporation.

NOTE F - SUBSEQUENT EVENT

         On June 27, 1996, the Company entered into a letter of intent to acquire substantially all of the assets of Boris Image Group, Inc., a photographic and digital printing service firm located in Boston. On October 18, 1996, the Company terminated acquisition discussions.

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

         On March 26, 1995, the Company consummated an initial public offering of 1,600,000 shares of its common stock at a price of $5.00 per share, resulting in net proceeds to the Company of approximately $6,400,000 (the "Offering").

         On August 1, 1996, the Company acquired certain of the assets of The Sarabande Press, Inc. ("Sarabande"), a digital pre-press firm located in New York City (the "Sarabande Acquisition").


QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1995

         Net Sales for the quarter ended September 30, 1996 were $3,906,584, an increase of $1,372,201 or 54.1% compared to $2,534,383 for the quarter ended September 30, 1995. The increase in net sales was primarily attributable to increased digital short-run printing, which in the aggregate accounted for approximately $721,000 or 52.5% of such increase, and an industry trend towards digital printing services compared to more conventional printing processes. Net sales also increased due to increased sales efforts and the completion of the Sarabande Acquisition on August 1, 1996, which accounted for approximately 29.6% of the increase. The increase in net sales is attributable to increases in the amount of services provided, rather than increases in the prices charged by the Company for it services, since the prices for such services did not increase during the quarter ended September 30, 1996, as compared to the quarter ended September 30, 1995.

         Cost of goods sold for the quarter ended September 30, 1996 was $2,055,291, an increase of $920,199, or 81.1%, as compared to $1,135,092 for the quarter ended September

30, 1995. The increase was attributable to increased production personnel for the Company's Heidelberg printing press, which generally has higher costs of sales as compared to other services provided by the Company, increased production personnel in other digital short-run printing services and increased overhead and other costs associated with the Company's fulfillment of increased orders for the Company's services. Cost of goods sold also increased by approximately 24.4% as a result of the Sarabande Acquisition.

         Selling, general and administrative expenses for the quarter ended September 30, 1996 were $1,682,902 an increase of $813,470 or 93.6%, as compared to $869,432 for the quarter ended September 30, 1995. The increase was primarily attributable to increased overhead costs associated with the Company's move to larger headquarters coupled with additional management personnel to manage the increased space and expanded sales force. In addition, the Sarabande Acquisition accounted for 15.5% of the increase.

         Net interest expense for the quarter ended September 30, 1996 was $18,109 as compared to interest expense of $31,033 for the quarter ended September 30, 1995, a decrease of $12,924. The decrease is due to increased interest income derived from the investment of the proceeds from the Company's initial public offering, offset by additional interest costs associated with additional equipment leases.

         As a result of the foregoing, the Company had net earnings of $79,868 for the quarter ended September 30, 1996 as compared to $449,655 for the quarter ended September 30, 1995. On a pro forma basis net earnings for the quarter ended September 30, 1996 would have been $79,868 as compared to $255,554 for the quarter ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales for the nine months ended September 30, 1996 were $11,204,938, an increase of $3,398,351, or 43.5% compared to $7,806,587 for the nine months ended September 30, 1995. The increase in net sales was primarily attributable to increased digital short-run printing, which in the aggregate accounted for approximately $1,922,500 or 56.6% of such increase, and an industry trend towards digital printing services compared to more conventional printing presses. In addition, the Company introduced the Heidelberg printing press in late February 1996, which accounted for approximately $606,000 of net sales during the nine months ended September 30, 1996. Net sales also increased due to increased sales efforts, the addition of new sales representatives and the Sarabande Acquisition, which accounted for 11.9% of the increase. The increase in net sales is generally attributable to increases in the amount of services provided, rather than increases in the prices charged by the Company for its services, since the prices for such services did not increase during the nine months ended September 30, 1996.

         Cost of goods sold for the nine months ended September 30, 1996 was $5,673,928, an increase of $2,286,914, or 67.5%, as compared to $3,387,014 for the nine months ended

September 30, 1995. The increase was attributable to increased production personnel and start up costs for the Company's new Heidelberg printing press, which generally has higher costs of sales as compared to other services provided by the Company, increased production personnel in other digital short-run printing services, additional costs associated with the Company's fulfillment of increased orders for the Company's services and severe weather conditions which hampered production efforts during the Company's move to its headquarters in January 1996. Cost of goods sold also increased 9.8% as a result of the Sarabande Acquisition.

         Selling, general and administrative expenses for the nine month period ended September 30, 1996 were $4,457,757, an increase of $1,613,040, or 56.7%, as compared to $2,844,717 for the nine months ended September 30, 1995. This increase was primarily attributable to increased overhead costs associated with the Company's move to larger headquarters coupled with additional management personnel to manage the increased space and expanded sales force. In addition, the Sarabande Acquisition accounted for 7.8% of the increase.

         Net interest expense for the nine months ended September 30, 1996 was $49,220 for the nine months ended September 30, 1996, a decrease of $26,626, or 35.1%, as compared to interest expense of $75,846 for the nine months ended September 30, 1995. The decrease is due to interest income derived from the investment of the proceeds from the Company's initial public offering, offset by additional interest costs associated with additional equipment leases.

         Included in income taxes for the nine months ended September 30, 1996, is a nonrecurring charge of $723,000 for additional federal and state income taxes resulting from the termination of Subchapter S status.

         As a result of the foregoing, the Company had a net loss of $67,285 for the nine months ended September 30, 1996, as compared to net earnings of $1,342,175 for the nine months ended September 30, 1995. Excluding the nonrecurring provision relating to the termination of the Company's Subchapter S on March 25, 1996 of $723,000, pro forma net income would have been $542,152 for the nine months ended September 30, 1996 as compared to pro forma net earnings of $766,819 for the nine months ended September 30, 1995.

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

         Net cash provided by operating activities was $502,652 for the nine months ended September 30, 1996. The increase in cash provided by operating activities during the nine months ended September 30, 1996 was primarily attributable to depreciation and amortization, and an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable. Net cash used in investing activities for the nine months ended September 30, 1996 was $1,982,723 and reflects the Company's purchase of property and equipment and the Sarabande Acquisition. Net cash provided by financing activities for the nine months ended September 30, 1996 was $4,903,448 and reflects stockholder distributions of $956,054 and payments of capital lease obligation of $502,390. At September 30, 1996, the Company had cash of $3,624,106.

         Net cash provided by operating activities was $1,608,439 for the nine months ended September 30, 1995. The increase in cash provided by operating activities during the nine months ended September 30, 1995 was attributable to net earnings, depreciation and amortization, and increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable. Net cash used in investing activities for the nine months ended September 30, 1995 was $401,545 and reflects the purchase of property and equipment. Net cash used in financing activities for nine months ended September 30, 1995 was $1,430,531 and reflected stockholder distributions of $1,176,964 and payments of capital lease obligations of $253,567.

         In September 1996, the Company obtained a $2,000,000 line of credit (the "Credit Line") from European American Bank ("EAB"). The Credit Line bears interest at a prime rate plus 1/2% and is available until June 30, 1997. The Credit Line provides for the issuance of term loans in amounts not to exceed $400,000 in the aggregate, which bear interest at prime rate plus 1%. The aggregate of all amounts outstanding under the Credit Line may not exceed $2,000,000. At September 30, 1996, the Company had $0 outstanding under the Credit line. The Company, in April 1996, used a portion of the net proceeds of the Offering to repay the amount of its borrowings under the Credit Line. The Company, however, intends to use, from time to time, as the need arises, the amounts available under its credit line. The Company has pledged to EAB all of its accounts receivable, machinery, equipment, fixtures and furnishings to secure its obligations under the Credit Line and has also pledged a certificate of deposit in the amount of $233,600 to secure its obligations under the letter of credit.

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

         On August 1, 1996, the Company completed the acquisition of certain of the assets of Sarabande for a maximum aggregate purchase price of $1,900,000, including up to $400,000 of the Company's Common Stock. The final purchase price will be determined based upon the sales of Sarabande for the twelve months following the closing. The $1,000,000 paid at closing is included in investing activities.

         The Company's primary cash requirements have been to expand its operations, fund the cost of its capital leases and pay overhead costs in connection with the operation of its business. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the proceeds from the public offering of 1,600,000 shares of its common stock, together with projected cash flow from operations and available cash resources, including the Credit Line, will be sufficient to satisfy its anticipated cash requirements for at least twelve months.

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit No.       Description
        -----------       -----------

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

(b)      REPORT ON FORM 8-K

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission (the "Commission") on August 14, 1996, in connection with the purchase of certain of the assets of The Sarabande Press, Inc., without the required financial statements as it was impractical to do so at that time. On October 15, 1996, the Company filed a report on Form 8-K/A with the Commission providing such required financial information.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           Registrant:

                                           KATZ DIGITAL TECHNOLOGIES, INC.


Dated:  November 13, 1996            By:    /s/ Gary Katz
                                           -----------------------------
                                           Gary Katz
                                           President & Chief Executive Officer



Dated:  November 13, 1996            By:    /s/ Geoffrey Barsky
                                            -----------------------------
                                            Geoffrey Barsky
                                            Acting Chief Financial Officer