Form 10KSB
period 1996-12-31
KATZ DIGITAL TECHNOLOGIES INC
filed 1997-03-20
CIK 1007518

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
(MARK ONE)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 0-27934

                        KATZ DIGITAL TECHNOLOGIES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                   DELAWARE                                     13-3871120
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

            TWENTY-ONE PENN PLAZA
              NEW YORK, NEW YORK                                  10001
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                   ISSUER'S TELEPHONE NUMBER: (212) 594-4800

                                                   EXCHANGE ON WHICH
                              TITLE OF CLASS          REGISTERED
                              --------------    -----------------------
Securities registered         Common Stock,     NASDAQ National Market
pursuant to Section 12(b)       $.001 par
of the Exchange Act:              value
Securities registered         Common Stock,
pursuant to Section 12(g)       $.001 par
of the Exchange Act:              value

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---     ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                    ---
     Issuer's revenues for its most recent fiscal year:  $15,565,919

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 19, 1997: $5,421,744

     The number of shares outstanding of the Issuer's Common Stock is 4,425,000 (as of March 19, 1997).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part I -- none; Part II -- none; Part III -- The Issuer's Proxy Statement to be filed prior to April 30, 1997.

     Transitional Small Business Disclosure Format: Yes:        No: X
                                                        ---        ---
================================================================================

                        KATZ DIGITAL TECHNOLOGIES, INC.

                     INDEX TO ANNUAL REPORT ON FORM 10-KSB
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                              ITEMS IN FORM 10-KSB

                                                                                          PAGE
                                                                                          ----
Facing page.............................................................................
PART I
--------
  Item 1.   Description of Business. ...................................................    1
  Item 2.   Description of Properties. .................................................    5
  Item 3.   Legal Proceedings. .........................................................    6
  Item 4.   Submission of Matters to a Vote of Security Holders. .......................    6
PART II
---------
  Item 5.   Market for Common Equity and Related Stockholder Matters. ..................    6
  Item 6.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations. ................................................................    7
  Item 7.   Financial Statements........................................................    9
  Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure. ................................................................   25
PART III
----------
  Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
            with Section 16(a) of the Exchange Act. ....................................   25
  Item 10.  Executive Compensation. ....................................................   25
  Item 11.  Security Ownership of Certain Beneficial Owners and Management. ............   25
  Item 12.  Certain Relationships and Related Transactions..............................   25
  Item 13.  Exhibits and Reports on Form 8-K............................................   26
Signatures..............................................................................

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

     Katz Digital Technologies, Inc. (the "Company") provides a broad range of digital prepress and digital short-run printing services to produce full-color and black and white printed materials. The Company was organized in 1987 as a typography brokerage business and, in February 1991, discontinued substantially all of its typography brokerage operations and commenced offering digital prepress services. The Company commenced offering digital short-run printing services in February 1994 with its Cactus printing system and expanded such capabilities by adding Indigo and Heidelberg printing capabilities in February 1995 and February 1996, respectively. In August 1996, the Company acquired The Sarabande Press, Inc., a company located in lower Manhattan of New York City, providing services similar to those provided by the Company but to a different customer base.

     In December 1995, the Company effected a merger of its two predecessor corporations into a new Delaware corporation for the sole purpose of relocating its state of incorporation from New York to Delaware.

INDUSTRY OVERVIEW

     Prepress services involves the transfer of an image into high resolution masters. During the process, images and colors can be changed to achieve the desired end result. Once the process is completed, the work is ready for volume printing. Prior to the use of computers in the design of printed materials, prepress services were labor-intensive mechanical processes. Digital prepress services provide the ability to produce high-quality pre-production materials, such as Iris and Fiery prints, film and paper proofs, full-color film separations, match prints and plate-ready film, and allow customers to modify or alter an image prior to approval of the design, in less time and at reduced costs due to the elimination of labor-intensive mechanical processes.

     Printing services traditionally consist of a variety of methods, such as offset and web printing, which require the production of film for the creation of printing plates. To produce printed materials using these methods, the printing plates are installed on the printing press to enable ink to be transferred to paper. Because of the need to produce film to create printing plates and the amount of labor required, these methods are generally not cost efficient for short-run printing. Digital printing enables the reproduction of an image stored on a computer disk by a number of different digital printing systems, including Indigo, Cactus and Heidelberg, without the need to create plate-ready film or traditional printing plates. Instead, such image is either transferred directly from the Company's computer network to special printing plates included in the Indigo and Heidelberg short-run printing systems or delivered directly to a plotter which, in turn, transfers the image to paper in the Cactus printing process. As a result, digital printing provides a cost-efficient means to print materials on demand and/or in limited quantities as required. In addition, by eliminating the need for film in the process, digital printing allows for faster turnaround times and "on-demand" printing.

     The digital prepress and digital printing industry, which began in the early 1990s as a result of the widespread use of computers, is a new and emerging industry. The market for these services is growing rapidly and is expected to continue to grow rapidly in the near future. The Company expects (based on publicly available reports and articles) that annual revenues from digital short-run printing services, exclusive of large format printing, will increase from an estimated $7.2 billion during 1993, or approximately 9% of the commercial printing market, to an estimated $21 billion, or approximately 20% of the commercial printing market, by the year 2000. The Company also expects that annual revenues generated by large format printing services, which were approximately $260 million in 1994, will increase to approximately $10 billion by the year 1998.

SERVICES

  Prepress Services

     The Company's prepress services involve the creation of a digital image, either by downloading a file from a computer disk provided by the customer onto the Company's computer network or by scanning printed material provided by the customer directly onto such network. The Company then provides the reproduction of the digital image by any of several printing processes. The Company's prepress services afford the Company's customers the ability to modify and enhance an image throughout the design approval process, with shorter turnaround times and at lower costs than traditional (non-digital) prepress processes. Once the design is approved by the customer, the Company can reproduce the image in various formats, including:

     - Iris Prints. Iris prints are produced by a continuous-tone ink-jet Iris digital printing system which continuously applies ink to paper, rather than printing by noticeable dot patterns, resulting in higher quality prints. The Company offers Iris printing services on its standard size Iris printer, which produces printed materials in dimensions up to 11" x 17" on special Iris paper, available in gloss, semi-gloss and matte finishes. The Company also offers Iris printing services on its over-sized Iris printer, which produces printed materials in dimensions up to 33" x 46" on almost any flexible stock medium, including paper, acetate, vinyl and silk materials. The standard size Iris printer is typically used to produce proofs for color and design positioning, mock-ups, annual report proofs and presentation materials in quantities between one and 150 copies. The over-sized Iris printer is typically used to produce posters and exhibit and display items in quantities between one and 50 copies. The Company's normal turnaround time for standard and oversize Iris prints is approximately five hours and 24 hours, respectively.

     - Fiery Prints. The Company produces less expensive plain paper prints in dimensions up to 11" x 17" on a Canon(R) color copier utilizing a toner-based Fiery Raster Image Processor. Fiery prints are superior in quality to standard color copies because they are printed directly from a digital file. Fiery prints are generally used for design proofs, presentation books, packaging labels and other pre-production materials in varying quantities (typically between 25 and 150 copies), where cost is more important than color and detail quality. The Company's normal turnaround time for Fiery prints is approximately five hours.

     - Imagesetter Film and Paper Output. The Company uses high-quality imagesetters to produce black and white film and paper proofs in dimensions up to 35" x 44". These proofs are typically used by customers to review print advertisements, newspaper circulars and camera ready artwork prior to final approval for printing. The Company's normal turnaround time for these services is approximately five hours.

     - Film Separations and Match Prints. Imagesetters are used to digitally transfer images to any number of separate film pages, each representing a different color in dimensions up to 35" x 44". The full-color film separations are used to create printing plates for use in traditional printing processes. In addition, the film separations can be used to create match prints, whereby each piece of color film is transferred to paper, resulting in a full-color proof for review by the customer. The Company has the capability to digitally enhance, retouch and alter images to customer specifications prior to the production of film. The Company's normal turnaround time for these services ranges from approximately four to 24 hours, depending on the quantity produced.

     - Slides. The Company produces full-color slides, by digitally transferring an image to a slide recorder. Slides are typically used by customers as presentation materials. The Company's normal turnaround time for producing slides ranges from approximately four to 24 hours, depending on the service requested.

     - Transfers. The creation of transfers is a traditional prepress process which involves the transfer of a negative from one surface to another surface. This service is typically provided to customers who desire to view a design on a different surface, such as a glass bottle, prior to printing. This service can also be utilized to create overlays to enhance transparencies used during presentations. The Company's normal turnaround time for such services is approximately five hours.

  Digital Printing Services

     The Company offers "on demand," digital short-run printing services utilizing state-of-the-art equipment, enabling the Company to print materials without the need to produce the film required to create printing plates used in traditional printing processes. The Company utilizes the following digital printing systems:

     - Indigo E-Print 1000 Digital Press ("Indigo"). The Indigo printing system is an ink-on-paper printing system which provides an affordable means to print full-color materials in quantities from one to 1,500 copies. Printing such limited quantities of most materials by traditional printing processes is usually cost prohibitive. The Indigo printing system can print materials in dimensions up to 11" x 17". The Indigo printing system is typically used to produce sell sheets, compact disk covers, cassette inserts, newsletters, fliers, brochures, pamphlets, holiday cards and invitations. The Company's normal turnaround time for Indigo printing services ranges from approximately twelve to 48 hours, depending upon the number of copies being produced.

     - Cactus 52" Plotter ("Cactus"). The Cactus printing system is a large format printer which produces full-color materials in dimensions up to 52" in width and up to any length requested by the customer. The Cactus printing system is typically used to produce posters, billboards and other large format exhibits, such as bus station advertisements, intended to be viewed from a distance. The Cactus printing system is a cost-effective means to produce such materials in quantities as few as one and up to 150 copies. The normal turnaround time for Cactus printing services is approximately 24 hours.

     - Heidelberg GTO-DI Perfector ("Heidelberg"). The Heidelberg printing press is a five-color, high-quality printing press which produces lithographic-quality printed materials. The Heidelberg printing press prints materials using five colors on a wide variety of paper stock. The Heidelberg printing press can be used to print materials such as full-color research reports, post-cards and in-store promotional displays in dimensions up to 14" x 20", in quantities up to 15,000 copies. The normal turnaround time for such services ranges from approximately 48 to 72 hours, depending upon the number of copies being produced.

     - Finishing. The Company offers a variety of finishing services, such as laminating, mounting, collating, trimming, stitching, folding and binding, to customer specifications.

  Katz-On Line

     The Company offers a service known as Katz On-Line, through which customers communicate with the Company via computer modem. Customers are able to place orders with the Company directly over Katz On-Line by completing order forms electronically and downloading their files onto the Company's computer network. Katz On-Line can also be used by customers to make inquiries about their projects and send files to the Company to complete or add to a file previously sent (either by Katz On-Line or otherwise). During 1996, the Company significantly enhanced this service through the installation of ISDN transmission lines, which increases the speed of transmission between the Company and the customer, as well as the addition of internet capabilities. The Company believes that Katz On-Line customers who utilize this service shorten the turnaround time for completion of their projects. The Company anticipates that Katz On-Line will assist the Company in expanding its customer base outside of the New York City metropolitan area.

  Digital Photography

     In the second or third quarter of 1997, the Company intends to commence operations of its newly constructed digital photography studio. The studio consists of approximately 8,000 square feet of space and provides facilities for digital photographic shoots of various types of products. Digital photography, similar to traditional forms of photography, generally involves the shooting of still shots of inanimate objects or live models. Unlike traditional photography, the resulting images are captured and stored on a computer rather than on film and can be more readily manipulated to meet customer requirements. The Company expects that digital photography services will attract new customers, as well as complement the digital printing services provided to existing customers.

SALES AND MARKETING

     The Company's sales efforts are conducted primarily through the efforts of its 21 sales representatives. Each sales representative maintains a list of current customers and is expected to solicit potential customers. The Company's sales representatives are paid a percentage of net sales and, in certain cases, receive a base salary.

     The Company uses various marketing methods, including direct mailings, in-person solicitations, print advertising, telemarketing and participation in trade shows. The Company also periodically mails sales brochures and newsletters and advertises in trade journals. In addition, the Company has sponsored events in the reception area gallery of its corporate offices at which the Company's and its customers' print work are exhibited.

     The Company generally has not competed for projects through the process of competitive bidding. The Company believes, however, that, as a result of the recent increase in its digital printing services, the Company may seek to obtain projects through the competitive bidding process. There can be no assurance that the Company will be successful in having its bids accepted for such services, or, if accepted, that awarded projects will generate sufficient revenues to result in profitable operations.

COMPETITION

     The commercial printing industry is highly fragmented and intensely competitive. The Company faces competition from several large, financially strong companies which offer a variety of (i) digital prepress services, including Iris and Fiery prints and film separations and outputs, all of which directly compete with the Company's prepress services, and traditional (non-digital) prepress services which indirectly compete with the Company's services; and (ii) printing services including digital short-run printing, such as Indigo, and large format printing, such as Cactus, both of which directly compete with the Company's printing services, and (iii) long-run traditional printing services, which the Company does not provide. The Company also faces competition from smaller printing companies which provide only certain of these services. Competition is largely based on price, quality, speed and servicing the specialized needs of customers.

     The commercial printing industry, particularly the digital prepress and printing segment of the industry, is characterized by rapidly evolving production technology. The Company has invested significant funds in its equipment, made commitments to finance its leased equipment and expended substantial time and resources to train its personnel in the operation of its existing equipment and integrate the operations of its production facility. In the event of substantial improvements in digital prepress and printing technologies and equipment, the Company may be required to acquire such new technologies and equipment, at significant cost, and/or abandon all or a portion of its existing equipment.

SUPPLY

     The Company is dependent on a limited number of third-party suppliers for most of the ink, film and paper used in its operations. The Company believes that alternative sources of supply are available for most of such supplies. The Company is, however, dependent on Indigo America, Inc., the only supplier of the ink used in connection with the Indigo printing system. The Company also purchases specially treated paper used for Indigo printing and for standard Iris prints, from single source suppliers; however, alternative sources of supply are available for such paper supplies. The Company is dependent on the ability of its suppliers, among other things, to provide adequate inventories of such materials within scheduled delivery times. The Company does not maintain contracts with any of its suppliers and purchases supplies pursuant to purchase orders placed from time to time in the ordinary course of business. Failure by a supplier to continue to supply the Company with such material on commercially reasonable terms, or at all, in the absence of readily available alternative sources, would adversely affect the Company's ability to deliver products and provide services in a timely manner and on a competitive cost basis. To date, the Company has not experienced any material delays or disruptions in its operations as a result of the failure by any of its suppliers to provide necessary materials.

CUSTOMERS

     Substantially all of the Company's sales have been made to customers in the New York City area. The Company's customers include advertising and graphic arts agencies, publishers, investment banking firms, professional service firms and commercial banks, as well as businesses in a variety of industries requiring specialized printing services.

     Many of the Company's relationships with its customers are long-standing. During the year ended December 31, 1996, customers with which the Company had relationships for three years or longer accounted for approximately 65% of the Company's net sales. The Company, however, does not generally have any long-term written commitments from its customers; rather sales are made for individual projects pursuant to purchase orders placed from time to time in the ordinary course of business. Continued engagements by customers for successive jobs are primarily dependent upon the quality of customer service previously provided. No single customer accounted for greater than 6% of the Company's net sales in the year ended December 31, 1996.

INTELLECTUAL PROPERTY

     Presently, the Company has not registered any patents or trademarks. However, the Company has submitted an application to register a trademark for the service mark "KATZ IT!"(TM) which the Company uses in connection with its marketing for digital prepress and printing services.

GOVERNMENT AND ENVIRONMENTAL REGULATION AND COST OF COMPLIANCE

     The Company's operations, although not heavily regulated, are subject to limited federal, state and local laws, regulations and ordinances governing the handling and disposal of hazardous substances and relating to employee safety and health. The Company contracts the services of a third party to remove any hazardous substances generated in its operations. The Company believes, based upon its internal control procedures and disposal methods, that it is in compliance in all material respects with all of such laws, regulations and ordinances and that no permits or licenses are required for the operation of the Company's business as presently conducted. To date, the cost of compliance with such laws, regulations and ordinances has not been material. In the event the Company expands its operations, it may be subject to additional environmental laws, regulations or ordinances, including requirements to obtain certain environmental permits. The Company cannot predict the environmental legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Developments such as additional requirements imposed by more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies or stricter interpretation of existing laws, may require additional expenditures by the Company, some or all of which may be material.

EMPLOYEES

     As of March 10, 1997, the Company employed 148 persons, 144 of whom are full-time employees, including six executive officers. The Company believes that its relations with its employees are satisfactory. None of the Company's employees are represented by a union.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases the following properties: (i) approximately 24,000 square feet of space at Twenty-One Penn Plaza, New York, New York, used for the Company's principal executive offices and production facilities, expiring on June 30, 2008, with a monthly base rent of $27,702, increasing to $36,937 per month on July 1, 1998, and further increasing to $40,930 per month on April 1, 2002 for the remainder of the term of the lease; (ii) approximately 8,000 square feet of space also at Twenty-One Penn Plaza, used for the Company's digital photography studio, expiring on June 30, 2008, with a monthly base rent of $11,678.13 until March 31, 2002 and $12,940.63 for the remainder of the term of the lease; (iii) approximately 5,000 square feet of space at 611 Broadway, New York, New York, used as a production facility, expiring on January 31, 2002, with a monthly base rent of $7,400.25; and (iv) approximately 660 square feet of space at 5300 West Atlantic

Avenue, Delray Beach, Florida, used for sales offices, expiring February 28, 1998 at a monthly rent of $660. The Company believes that its current facilities are satisfactory for its present needs.

     The Company subleases approximately 5,000 square feet of space at 27 East 31st Street, New York, New York, which was previously used for the Company's digital printing operations. The term of such sublease expires on September 30, 1999. The monthly base rent is $2,584 through March 31, 1997 and $2,750 commencing April 1, 1997 for the balance of the term. Such sublease will not relieve the Company of its obligations under the lease in the event of a default by the Company's subtenant.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information

     Since March 1996, the Company's Common Stock has traded on the NASDAQ National Market System under the symbol "KATC". The following table sets forth the high and low sales prices of the Common Stock as reported by NASDAQ for each full quarterly period since such date.

                                                                       HIGH          LOW
                                                                       -----        -----
        Fiscal Year Ending December 31, 1996
          First Quarter (March 26 to March 31).......................  $  6  1/4    $  5 1/16
          Second Quarter.............................................     8  1/8       5  1/4
          Third Quarter..............................................     5  3/4       3  3/4
          Fourth Quarter.............................................     4  1/8       2  3/4

  Security Holders

     To the best knowledge of the Company, at March 19, 1997, there were 33 record holders of the Company's Common Stock. The Company believes there are numerous beneficial owners of the Company's Common Stock whose shares are held in "street name." To the best knowledge of the Company, the number of beneficial owners as of March 19, 1997 was 920.

  Dividends

     Except for S corporation distributions made to the Company's stockholders prior to March 25, 1996 (the effective date of the initial public offering of the Company's Common Stock), the Company has not paid, and has no current plans to pay, dividends on its Common Stock. The Company currently intends to retain all earnings for use in its business.

  Sales of Unregistered Securities

     In 1996, the Company granted options under its 1996 Stock Option Plan to 43 persons (39 employees, three non-employee directors and one advisor) to purchase an aggregate of 308,500 shares of the Company's Common Stock at exercise prices ranging from $4.00 to $5.75 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's statement of operations. The statements of operations contained in the Company's financial statements and the following table include pro forma adjustments for income taxes.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1994      1995      1996
                                                              -----     -----     -----
        Net Sales...........................................  100.0%    100.0%    100.0%
        Cost of goods sold..................................   44.4      44.7      51.4
        Gross profit........................................   55.6      55.3      48.6
        Selling, general and administrative expenses........   33.7      36.3      41.3
        Net earnings (loss).................................   19.0      16.1      (1.3)
        Pro forma net earnings..............................   10.9       9.2       2.2

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales for the year ended December 31, 1996 were $15,565,919, an increase of $4,922,181 or 46.2%, as compared to $10,643,738 for the year ended December 31, 1995. The increase in net sales was primarily attributable to increased digital short-run printing, sales from the acquisition of The Sarabande Press, Inc. and an industry trend towards digital printing services compared to more conventional printing. Digital printing growth was augmented in February 1996 when the Company acquired its Heidelberg digital printing press. Net sales also increased as a result of increased sales efforts and the addition of new sales representatives. The increase in net sales is generally attributable to increases in the amount of services provided, rather than increases in the prices charged for its services, since the prices charged for such services did not increase during the year.

     Cost of goods sold for the year ended December 31, 1996 was $7,997,418, an increase of $3,236,350, or 68.0%, as compared to $4,761,068 for the year ended December 31, 1995. The increase in cost of goods sold was primarily attributable to increased production personnel and startup costs for the Company's new Heidelberg printing press, which generally has greater costs of sales as compared to other services provided by the Company, and increased production personnel in other digital short-run printing services. Other contributing factors included additional costs associated with the Company's fulfillment of increased orders for the Company's services, severe weather conditions which hampered production efforts during the Company's move to its current facility in January 1996 and the inclusion of the operations of The Sarabande Press, Inc. which was acquired in August 1996.

     Gross profit for the year ended December 31, 1996 was $7,568,501, an increase of $1,685,831, or 28.7%, compared to $5,882,670 for the year ended December 31, 1995. Gross profit as a percent of net sales decreased to 48.6% for the year ended December 31, 1996 from 55.3% for the year ended December 31, 1995. The lower gross profit percentage in 1996 was attributable to certain one-time costs associated with the Company's continued expansion into digital short-run printing in addition to the impact of an increased proportion of sales of this lower margin service (compared to digital prepress services).

     Selling, general and administrative expenses for the year ended December 31, 1996 were $6,425,896, an increase of $2,561,851, or 66.3%, as compared to
$3,864,045 for the year ended December 31, 1995. The increase was primarily attributable to increased costs associated with the Company's move to a larger facility and additional management personnel reflecting increased levels of business including the acquisition of The Sarabande Press, Inc.

     Net interest expense for the year ended December 31, 1996 was $67,421, a decrease of $37,958, or 36.0%, as compared to $105,379 for the year ended December 31, 1995. The decrease was due to interest income derived from the investment of unused proceeds from the Company's initial public offering, offset by interest costs associated with additional equipment leases. In 1996, the curtailment loss of $322,179 resulted from the Company's decision to terminate its defined benefit pension plan.

     Included in the 1996 provision for income taxes is a non-recurring charge of $660,000 for additional Federal and state income taxes resulting from the termination of the Company's S Corporation tax status.

     As a result of the foregoing, net earnings (loss) decreased to a $197,176 loss for the year ended December 31, 1996 from earnings of $1,708,743 for the year ended December 31, 1995, a decrease of $1,905,919. Net earnings, after giving effect to a pro forma adjustment for income tax provisions, would have been $346,563 and $976,341 for the years ended December 31, 1996 and 1995, respectively.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net sales for the year ended December 31, 1995 were $10,643,738, an increase of $2,495,404 or 30.6%, as compared to $8,148,334 for the year ended December 31, 1994. The increase in net sales was primarily attributable to the introduction of the Company's Indigo digital short-run printing services in February 1995 and additional prepress services associated with such Indigo digital short-run printing which, in the aggregate, accounted for approximately $821,000 of net sales, or 32.9% of such increase, and an industry trend towards digital printing services compared to more conventional printing processes. For the year ended December 31, 1995, the Company's digital printing services, including Indigo, accounted for approximately $2,350,000 or 22.1% of net sales, compared to $730,000 or 9% of net sales for the year ended December 31, 1994. The increase in net sales was also attributable to initial sales made by the Company in markets outside the New York City area. The increase in net sales is attributable to increases in the amount of services provided, rather than increases in prices charged by the Company for its services, since the prices for such services did not increase during the year ended December 31, 1995, compared to the year ended December 31, 1994.

     Cost of goods sold for the year ended December 31, 1995 was $4,761,068, an increase of $1,143,835, or 31.6%, as compared to $3,617,233 for the year ended December 31, 1994. The increase in cost of goods sold was primarily attributable to payments of increased commissions to sales personnel and additional costs associated with the fulfillment of increased orders for the Company's services.

     Gross profit for the year ended December 31, 1995 was $5,882,670, an increase of $1,351,569, or 29.8%, compared to $4,531,101 for the year ended December 31, 1994. Gross profit as a percentage of net sales decreased to 55.3% for the year ended December 31, 1995 from 55.6% for the year ended December 31, 1994.

     Selling, general and administrative expenses for the year ended December 31, 1995 were $3,864,045, an increase of $1,119,118, or 40.8%, compared to
$2,744,927 for the year ended December 31, 1994. The increase was primarily attributable to increased overhead costs and salaries of additional sales personnel to manage the Company's expanded sales force due to increased sales volume.

     Interest expense for the year ended December 31, 1995 was $105,379, an increase of $62,701, or 146.9%, compared to $42,678 for the year ended December 31, 1994. The increase was due to additional interest expenses payable under additional capital leases acquired in 1995 relating to the Company's Indigo printing system.

     As a result of the foregoing, net earnings increased to $1,708,743 for the year ended December 31, 1995, from $1,544,646 for the year ended December 31, 1994, an increase of $164,097, or 10.6%. Net earnings, after giving effect to a pro forma adjustment for income tax provisions, would have been $976,341 and $885,631 for the years ended December 31, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had working capital of $4,498,057, compared to working capital of $1,320,954 at December 31, 1995. Substantially all of the working capital increase was attributable to increased cash and cash equivalents including the unused portion of amounts raised through the Company's initial public offering in 1996. Accounts receivable increased $1,236,384 and work-in-process inventory increased $62,038 reflecting the Company's increased volume of business in 1996 and was offset by increased current liabilities also reflecting the greater levels of activity.

     Net cash provided by operating activities was $1,017,304 for the year ended December 31, 1996. The increase in cash from operating activities included non-cash charges from depreciation and amortization, deferred rent and the curtailment loss which, in total, more than offset the net loss for the year. Net cash from operating activities was also reduced by a net increase in operating assets and liabilities. Net cash used in investing activities totaled $2,122,135 and resulted principally from investment in property and equipment and the acquisition of businesses. Net cash provided by financing activities amounted to $4,332,277 including the net proceeds from the Company's initial public offering of securities reduced by payments to stockholders and payments made under capital lease obligations. Cash and cash equivalent balances increased by $3,227,446 in 1996 to a total of $3,428,175 at December 31, 1996.

     The Company maintains a $2,000,000 line of credit with a commercial bank. At December 31, 1996, there were no outstanding borrowings under the line. The Company believes that the current cash balances, current borrowing capacity and cash generated by operations during the year will provide sufficient cash to meet its operating requirements for the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements begin on page 10.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
  Katz Digital Technologies, Inc.

     We have audited the accompanying balance sheets of Katz Digital Technologies, Inc. at December 31, 1995 and 1996 and the statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Katz Digital Technologies, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ GRANT THORNTON LLP

                                          GRANT THORNTON LLP

New York, New York
February 11, 1997, except for the second paragraph of Note G, as to which the date is February 20, 1997

                        KATZ DIGITAL TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                     --------------------------
                              ASSETS                                    1995           1996
                                                                     ----------     -----------
CURRENT ASSETS
  Cash and cash equivalents........................................  $  200,729     $ 3,428,175
  Certificate of deposit (Note C)..................................     233,600
  Accounts receivable, net of allowance for doubtful accounts of
     $61,238 and $94,738 at December 31, 1995 and 1996,
     respectively..................................................   1,980,002       3,216,386
  Work-in-process inventory........................................       7,290          69,328
  Prepaid expenses and other current assets........................     137,663         163,514
                                                                     ----------     -----------
          Total current assets.....................................   2,559,284       6,877,403
PROPERTY AND EQUIPMENT -- NET (Note D).............................   1,629,288       3,568,853
DEFERRED PENSION COSTS (Note G)....................................     108,664
OTHER ASSETS.......................................................     110,805          80,333
GOODWILL -- NET (Notes B and I)....................................          --       1,140,819
                                                                     ----------     -----------
                                                                     $4,408,041     $11,667,408
                                                                     ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses............................  $  517,630     $ 1,160,254
  Current portion of obligations under capital leases (Note E).....     451,535         699,029
  Income taxes payable.............................................      59,165          66,151
  Deferred taxes payable (Note F)..................................     210,000         114,000
  Due to stockholders (Note H).....................................          --         339,912
                                                                     ----------     -----------
          Total current liabilities................................   1,238,330       2,379,346
  Deferred credits (Note E)........................................          --         265,520
  Deferred taxes payable...........................................          --         265,000
  Pension liability................................................          --         191,258
  Obligations under capital leases, net of current portion (Note
     E)............................................................     672,121       1,490,323
                                                                     ----------     -----------
          Total liabilities........................................   1,910,451       4,591,447
                                                                     ----------     -----------
COMMITMENTS AND CONTINGENCIES (Note E)
STOCKHOLDERS' EQUITY (Notes A, H, I and K)
  Preferred stock, $.001 par value; 5,000 shares authorized; no
     shares issued.................................................          --              --
  Common stock, $.001 par value; 25,000,000 shares authorized;
     2,800,000 and 4,425,000 shares issued and outstanding at
     December 31, 1995 and 1996, respectively......................       2,800           4,425
  Additional paid-in capital.......................................          --       6,860,267
  Retained earnings................................................   2,494,790         211,269
                                                                     ----------     -----------
          Total stockholders' equity...............................   2,497,590       7,075,961
                                                                     ----------     -----------
                                                                     $4,408,041     $11,667,408
                                                                     ==========     ===========

        The accompanying notes are an integral part of these statements.

                        KATZ DIGITAL TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                          1994           1995            1996
                                                       ----------     -----------     -----------
Net sales............................................  $8,148,334     $10,643,738     $15,565,919
Cost of goods sold...................................   3,617,233       4,761,068       7,997,418
                                                       ----------     -----------     -----------
          Gross profit...............................   4,531,101       5,882,670       7,568,501
Operating expenses
  Selling, general and administrative................   2,744,927       3,864,045       6,425,896
                                                       ----------     -----------     -----------
          Total operating expenses...................   2,744,927       3,864,045       6,425,896
                                                       ----------     -----------     -----------
Operating income.....................................   1,786,174       2,018,625       1,142,605
Curtailment loss (Note G)............................                                     332,179
Interest expense, net................................      42,678         105,379          67,421
                                                       ----------     -----------     -----------
          Earnings before provision for income
            taxes....................................   1,743,496       1,913,246         743,005
Provision for income taxes (Notes B and F)
  Current............................................     177,850         202,503         771,181
  Deferred...........................................      21,000           2,000         169,000
                                                       ----------     -----------     -----------
                                                          198,850         204,503         940,181
                                                       ----------     -----------     -----------
          NET EARNINGS (LOSS)........................  $1,544,646     $ 1,708,743     $  (197,176)
                                                       ==========     ===========     ===========
Pro forma data (Note J)
  Historical income before provision for income
     taxes...........................................  $1,743,496     $ 1,913,246     $   743,005
  Provision for income taxes.........................     857,865         936,905         396,442
                                                       ----------     -----------     -----------
          Net earnings...............................  $  885,631     $   976,341     $   346,563
                                                       ==========     ===========     ===========
Net earnings per share...............................                        $.33            $.08
                                                                              ===             ===
Weighted average number of common shares
  outstanding........................................                   2,990,644       4,116,395
                                                                       ==========      ==========

        The accompanying notes are an integral part of these statements.

                        KATZ DIGITAL TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                     COMMON STOCK                     MINIMUM
                                  ------------------                  PENSION     ADDITIONAL      TOTAL
                                               PAR      RETAINED     LIABILITY     PAID IN     STOCKHOLDERS'
                                   SHARES     VALUE     EARNINGS     ADJUSTMENT    CAPITAL       EQUITY
                                  ---------   ------   -----------   ----------   ----------   -----------
BALANCE AT DECEMBER 31, 1993....  2,800,000   $2,800   $ 1,500,498    $     --                 $ 1,503,298
Net earnings....................         --       --     1,544,646          --                   1,544,646
Distributions to stockholders...         --       --      (905,924)         --                    (905,924)
Minimum pension liability
  adjustment (Note G)...........         --       --            --     (94,136)                    (94,136)
                                  ---------   ------      --------    --------                  ----------
BALANCE AT DECEMBER 31, 1994....  2,800,000    2,800     2,139,220     (94,136)                  2,047,884
Net earnings....................         --       --     1,708,743          --                   1,708,743
Distributions to stockholders...         --       --    (1,353,173)         --                  (1,353,173)
Minimum pension liability
  adjustment (Note G)...........         --       --            --      94,136                      94,136
                                  ---------   ------      --------    --------                  ----------
BALANCE AT DECEMBER 31, 1995....  2,800,000    2,800     2,494,790          --                   2,497,590
                                  ---------   ------      --------    --------                  ----------
Net loss........................         --       --      (197,176)         --                    (197,176)
Distributions to stockholders...         --       --    (1,586,345)         --                  (1,586,345)
Net proceeds from public
  offering......................  1,625,000    1,625                              $6,360,267     6,361,892
Transfer of S Corp. retained
  earnings to additional paid-in
  capital.......................         --       --      (500,000)         --       500,000            --
                                  ---------   ------      --------    --------    ----------    ----------
BALANCE AT DECEMBER 31, 1996....  4,425,000   $4,425   $   211,269    $     --    $6,860,267   $ 7,075,961
                                  =========   ======      ========    ========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                        KATZ DIGITAL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1994            1995            1996
                                                      -----------     -----------     -----------
Cash flows from operating activities
  Net earnings (loss)...............................  $ 1,544,646     $ 1,708,743     $  (197,176)
  Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities
     Depreciation and amortization..................      333,417         554,051       1,085,718
     Deferred rent..................................                                      265,520
     Interest payable to stockholders...............                                       49,034
     Curtailment loss...............................                                      332,179
     Increase (decrease) in cash flows from changes
       in operating assets and liabilities, net of
       acquisitions in 1996
       Accounts receivable..........................     (510,364)       (138,274)     (1,236,384)
       Work-in-process inventory....................       (1,731)         (1,754)        (62,038)
       Prepaid expenses and other current assets....           (5)        (44,028)        (16,481)
       Other assets.................................      (30,727)        (61,566)         10,579
       Accounts payable and accrued expenses........       77,897         156,060         642,624
       Income taxes payable.........................       59,352         (14,941)          6,986
       Deferred taxes payable.......................       21,000           2,000         169,000
       Net pension liability........................      (29,695)        (78,969)        (32,257)
                                                      -----------     -----------     -----------
     Net cash provided by operating activities......    1,463,790       2,081,322       1,017,304
                                                      -----------     -----------     -----------
Cash flows from investing activities
  Purchase of property and equipment................     (152,376)       (394,290)     (1,057,787)
  Purchase (release from escrow) of Certificate of
     Deposit........................................                     (233,600)        233,600
  Cash paid for acquisitions........................           --                      (1,297,948)
                                                      -----------     -----------     -----------
     Net cash used in investing activities..........     (152,376)       (627,890)     (2,122,135)
                                                      -----------     -----------     -----------
Cash flows from financing activities
  Distributions to stockholders.....................     (905,924)     (1,353,173)     (1,295,467)
  Payments of obligations under capital leases......     (234,790)       (356,172)       (734,148)
  Net proceeds from public offering.................                                    6,361,892
                                                      -----------     -----------     -----------
     Net cash (used in) provided by financing
       activities...................................   (1,140,714)     (1,709,345)      4,332,277
                                                      -----------     -----------     -----------
     NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS..................................      170,700        (255,913)      3,227,446
Cash and cash equivalents -- beginning of period....      285,942         456,642         200,729
                                                      -----------     -----------     -----------
Cash and cash equivalents -- end of period..........  $   456,642     $   200,729     $ 3,428,175
                                                      ===========     ===========     ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for
     Interest.......................................  $    45,511     $   115,394     $   196,567
     Income taxes...................................  $   102,188     $   217,444     $   762,899

Supplemental disclosures of noncash investing and financing activities:

     Capital lease obligations of $345,854, $792,986, and $1,848,931 were incurred in December 31, 1994, 1995 and 1996, respectively, when the Company entered into new leases for equipment.

        The accompanying notes are an integral part of these statements.

                        KATZ DIGITAL TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A -- DESCRIPTION OF BUSINESS

     Katz Digital Technologies, Inc. (the "Company") was formed in December 1995 and is incorporated in the state of Delaware as a result of a merger between Katz Graphics Corporation, which was formed in August 1991, and Katz Digital Technologies, Inc., which was formed in November 1986, and which were both New York corporations. The merger was accounted for in a manner similar to a pooling of interests, and, accordingly, the accompanying financial statements include the accounts of Katz Graphics Corporation and Katz Digital Technologies for all periods presented. Assets and liabilities were recorded at net book value.

     The Company provides a broad range of digital prepress and digital short-run printing services to produce full-color and black and white printed materials to a wide variety of market segments, principally in the New York City area.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  1. Revenue Recognition

     Revenue is recognized upon the shipment of finished merchandise to customers.

  2. Income Taxes

     Prior to the consummation of a public offering on March 26, 1996, the Company filed its Federal and state income tax returns under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, no provision had been made in the accompanying financial statements for Federal and certain state income taxes for the S Corporation periods, since the income of the Company was taxable directly to its stockholders. The Company was, however, liable for certain state and local taxes, which are reflected in the accompanying financial statements. Upon closing of the public offering, the Company's income tax status as an S Corporation terminated. The Company converted to a C Corporation, adopting the accrual basis of accounting, and is subject to both Federal and state income taxes. Deferred income taxes are recognized because of differences between financial and tax reporting.

     Pro forma income taxes reflect an additional provision for income taxes at the effective statutory Federal, state and local rates applied to the Company's financial statement income in each period.

  3. Property and Equipment

     Property and equipment are carried at cost. Depreciation of the fixed assets is computed principally by the straight-line method for financial reporting purposes over 5-7-year periods. Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. These leases are amortized on the straight-line method over 3-7 years.

  4. Work-in-Process Inventory

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  5. Concentrations and Fair Value of Financial Instruments

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit and trade accounts receivable. The Company places its cash and cash equivalents, and certificates of deposit with high credit quality institutions. In general, such investments exceed the FDIC insurance limit. The Company provides credit, in the normal course of business, to a significant number of advertising firms in New York City. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable exposure is limited.

                        KATZ DIGITAL TECHNOLOGIES, INC.

The carrying value of financial instruments potentially subject to valuation risk (principally consisting of cash, certificates of deposit, accounts receivable and accounts payable) approximate fair market value.

     The Company is dependent upon a limited amount of third parties for certain supplies used in its operations. Although the Company believes that alternatives are available for most of the supplies, one product is available from a sole source. The Company's inability to obtain these supplies could have a severe impact in the near term.

  6. Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could affect those estimates.

  7. Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired and is being amortized by the straight-line method over its estimated useful lives ranging from 5 to 10 years. At December 31, 1996, accumulated amortization amounted to $67,859.

     The Company considers goodwill impairment by applying a number of factors as of each balance sheet date including (i) current operating results of the applicable business, (ii) projected future operating results of the applicable business, (iii) the occurrence of any significant regulatory changes which may have an impact on the continuity of the business, and (iv) any other material factors that affect the continuity of the applicable business. The amortization period for goodwill is determined on a case-by-case basis for each acquisition from which goodwill arises based on a review of the nature of the business acquired as well as the factors cited above.

  8. Cash Equivalents

     The Company considers all highly liquid securities, including certificates of deposit, with an original maturity of three months or less to be cash equivalents.

NOTE C -- LINE OF CREDIT

     The Company entered into an agreement with a bank providing for a $2,000,000 line of credit. Borrowings under the line of credit bear interest at the prime rate plus 1/2% (8.75% on December 31, 1996), are collateralized by trade receivables of the Company and become due on June 30, 1997. Availability under the line of credit was reduced in 1995 by $467,200 as a result of entering into a letter of credit agreement (Note E) and a $233,600 certificate of deposit was placed in escrow. In 1996, the restricted $233,600 certificate of deposit was released by the bank, and the line of credit availability was increased in the amount of the letter of credit. The line of credit contains certain covenants including minimum net worth and tangible net worth requirements.

                        KATZ DIGITAL TECHNOLOGIES, INC.

NOTE D -- PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                                    DECEMBER 31,
                                                             --------------------------
                                                                1995           1996
                                                             ----------     -----------
        Furniture and fixtures.............................  $   81,249     $   137,765
        Equipment..........................................   2,589,051       4,956,455
        Leasehold improvements.............................     112,268         493,932
                                                             ----------     -----------
                                                              2,782,568       5,588,152
        Less accumulated depreciation and amortization.....  (1,153,280)     (2,019,299)
                                                             ----------     -----------
                                                             $1,629,288     $ 3,568,853
                                                             ==========     ===========

NOTE E -- LEASE COMMITMENTS

  1. Capital Lease Agreements

     The Company has entered into various capital lease agreements for computers and other equipment, carried at $1,901,405 and $3,549,408 at 1995 and 1996, respectively. The leases expire at various times through 2001. Accumulated amortization amounted to $835,476 and $1,438,406 at 1995 and 1996, respectively. The related future minimum lease payments, as of December 31, 1996, are as follows:

                                                                            CAPITAL
                                                                             LEASES
                                                                           ----------
        Fiscal year
          1997...........................................................  $  873,240
          1998...........................................................     737,599
          1999...........................................................     522,570
          2000...........................................................     353,914
          2001...........................................................      67,269
                                                                           ----------
        Net minimum lease payments.......................................   2,554,592
        Amount representing interest.....................................     365,240
                                                                           ----------
        Obligations under capital lease agreements.......................  $2,189,352
                                                                           ==========
        Current portion..................................................  $  699,029
        Long-term portion................................................   1,490,323
                                                                           ----------
                                                                           $2,189,352
                                                                           ==========

  2. Operating Lease Commitments

     The Company leases office space and various equipment under operating lease arrangements which run through 2008. The rent expense under these operating leases for the years ended December 31, 1994, 1995 and

                        KATZ DIGITAL TECHNOLOGIES, INC.

1996 was $283,225, $304,536 and $723,659, respectively. The future minimum rentals for operating leases are as follows:

                                                                             AMOUNT
                                                                           ----------
        Year ending December 31, 1997....................................  $1,020,318
          1998...........................................................     868,414
          1999...........................................................     765,259
          2000...........................................................     655,869
          2001...........................................................     583,380
          Thereafter.....................................................   4,261,421
                                                                           ----------
                                                                           $8,154,661
                                                                           ==========

     On September 27, 1995, the Company entered into a lease for office space which expires in June 2008. In order to secure the lease, the Company entered into a letter of credit agreement for $467,200. Rent expense under this lease is accounted for on the straight-line basis.

NOTE F -- INCOME TAXES

     Prior to the consummation of a public offering, the Company filed its Federal and state income tax returns under the provisions of Subchapter S of the Internal Revenue Code utilizing the cash basis of accounting. Accordingly, no provision was recorded in the accompanying financial statements for Federal and certain state income taxes for the S Corporation periods, since the income of the Company was taxable directly to its stockholders. On March 26, 1996, the Company converted to a C Corporation, adopted the accrual basis of accounting and became subject to both Federal and state income taxes. Accordingly, $660,000 of additional Federal and state income taxes, applicable to temporary differences in the recognition of income and expenses for financial accounting and income tax reporting purposes existing at March 26, 1996, have been recorded and charged to operations in connection with the breaking of the S Corporation election. Such charge is solely due to the termination of the Subchapter S status and is nonrecurring.

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Deferred income taxes arise principally from differences between the accrual method of accounting used for financial reporting and the cash method of accounting used for income tax purposes through March 26, 1996 and differences in amounts deducted for pension expense for income tax purposes and amounts deducted for financial reporting purposes (Note I). The effect of the change to the accrual method of accounting for income tax purposes will be included in taxable income ratably over a four year-period.

                        KATZ DIGITAL TECHNOLOGIES, INC.

     Components of the Company's deferred tax liability are as follows:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1995         1996
                                                                --------     ---------
        Difference between accrual and cash basis of
          accounting..........................................  $154,003     $ 611,000
        Accrued pension (curtailment).........................    47,950       (78,000)
        Tax over financial statement depreciation.............     8,047       (13,000)
        Deferred rent.........................................                (125,000)
        Goodwill amortization.................................                  (4,000)
        Allowance for doubtful accounts.......................                 (12,000)
                                                                --------     ---------
                                                                $210,000     $ 379,000
                                                                ========     =========
        Short-term............................................  $210,000     $ 114,000
        Long-term.............................................        --       265,000
                                                                --------     ---------
                                                                $210,000     $ 379,000
                                                                ========     =========

NOTE G -- PENSION PLAN

     On December 30, 1993, the Company adopted a qualified defined benefit plan (the "Plan") which replaced a weighted profit-sharing plan. The Plan covers all employees with at least one year of service who are at least 21 years of age. Pension plan benefits are based on participants' compensation. The annual contribution is based on the minimum amounts as determined under the Employee Retirement Income Security Act of 1974 ("ERISA"). The pension expense for the years ended December 31, 1994, 1995 and 1996 was $165,824, $249,486 and
$154,612, respectively. The Plan's assets are invested in guaranteed investment contracts and life insurance policies.

     On February 20, 1997, the Board of Directors adopted a resolution to terminate the Company's defined benefit plan as of March 20, 1997. Under the provisions of SFAS No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company recognized a $332,179 ($.04 per share after tax) net curtailment loss in 1996.

     Net pension cost for the Company-sponsored pension plan prior to the curtailment consists of the following:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1995         1996
                                                                 --------     --------
        Normal service cost....................................  $194,088     $151,799
        Interest cost..........................................    50,312       37,083
        Actual return on plan assets...........................    17,954      (35,270)
        Net amortization and deferral..........................   (12,868)       1,000
                                                                 --------     --------
        Net pension cost.......................................  $249,486     $154,612
                                                                 ========     ========

                        KATZ DIGITAL TECHNOLOGIES, INC.

     The reconciliation of the funded status of the plan to the amount reported in the Company's balance sheet is as follows:

                                                                  DECEMBER 31,
                                                      -------------------------------------
                                                        1994          1995          1996
                                                      ---------     ---------     ---------
    Actuarial present value of benefit obligations
      Estimated present value of vested benefits....  $ 622,856     $ 285,499     $ 429,661
      Estimated present value of nonvested
         benefits...................................     69,141        87,254       106,295
                                                      ---------     ---------     ---------
         Accumulated benefit obligation.............    691,997       372,753       535,956
      Value of future pay increases.................         51       150,285       140,833
                                                      ---------     ---------     ---------
         Projected benefit obligation...............    692,048       523,038       676,789
    Estimated market value of plan assets...........    151,098       497,455       719,476
                                                      ---------     ---------     ---------
         (Deficiency) excess of plan assets over
           projected benefit obligation.............   (540,950)      (25,583)       42,687
    Prior service costs.............................    476,509       457,449       438,389
    Unrecognized net loss (gain)....................     94,136      (323,202)     (340,155)
    Adjustment to recognize minimum liability.......   (540,899)
                                                      ---------     ---------     ---------
         Pension (liability) asset before
           curtailment loss.........................  $(511,204)    $ 108,664       140,921
                                                      =========     =========
    Curtailment loss................................                               (332,179)
                                                                                  ---------
    Pension liability...............................                              $(191,258)
                                                                                  =========

     The assumptions used as of December 31, 1995 and 1996 in determining pension expense and funded status shown above were as follows:

        Discount rate........................................................  7.09%
        Rate of salary progression...........................................  3.00
        Long-term rate of return on assets...................................  7.09

NOTE H -- STOCKHOLDERS' EQUITY

  Initial Public Offering

     On March 26, 1996, the Company consummated an initial public offering of 1,600,000 shares of its common stock at a price of $5.00 per share. The net proceeds to the Company from the offering were approximately $6,361,892. In connection with the public offering, the Company declared to its principal stockholders an S Corporation dividend of retained earnings in excess of $500,000. To the extent that the Company did not have sufficient cash to pay such distribution, it issued promissory notes payable in an aggregate monthly amount of $100,000, which payments commenced in April and are payable through March 25, 1997 with interest at 9% per annum.

     In connection with the December 1995 merger as described in Note A, the Board of Directors declared a 14,000-to-1 stock split of the Company's common stock, resulting in outstanding shares of 2,800,000. An amount equal to $2,800 was transferred from retained earnings to the common stock account as of January 1, 1993 to retroactively reflect the split.

     The Certificate of Incorporation authorizes the Board of Directors to issue preferred stock, from time to time, in one or more series, with such voting powers, designations, preferences, and relative, participating, optional, conversion or other special rights, and such qualifications, limitations and restrictions, as the Board of Directors may, in its sole discretion, determine.

                        KATZ DIGITAL TECHNOLOGIES, INC.

NOTE I -- ACQUISITION OF THE SARABANDE PRESS, INC.

     On August 1, 1996, the Company completed the acquisition of certain of the assets of The Sarabande Press, Inc. ("Sarabande"), a digital pre-press firm located in New York City. The purchase price for the acquired assets, which will not exceed $1,900,000, is subject to adjustment based on the performance of Sarabande. At closing, the Company paid Sarabande one million dollars in cash.

     The $900,000 balance of the purchase price, which is subject to adjustment based on the gross revenue of Sarabande in the twelve (12) months following the acquisition and has been accounted for as contingent purchase price for financial accounting purposes, consisted of: (i) a five hundred thousand dollar ($500,000) promissory note with interest at the prime rate, payable to Sarabande, and convertible at Sarabande's option into shares of the Company's common stock (the "Note"), and (ii) 78,745 shares (valued at $400,000) of the Company's common stock (the "Shares"). If the sales of Sarabande are less than the minimum provided for in the purchase agreement, first the number of Shares, and then the principal amount of the Note, will be reduced. The statements reflect the $1,000,000 in cash paid at the closing and the $900,000 contingent purchase price has not been given effect in the financial statements and will be recorded when the contingency is resolved.

     The acquisition of Sarabande has been treated as a "purchase" for the purposes of generally accepted accounting principles, with the minimum purchase price of $1,000,000 plus acquisition expenses allocated based on the fair value of the assets acquired and liabilities assumed. Approximately $990,678 was allocated to goodwill. The results of Sarabande have been included from its date of acquisition.

     The unaudited pro forma results of operations, which reflect the purchase of Sarabande into the Company as if the combination occurred as of the beginning of each period, are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                               1995            1996
                                                            -----------     -----------
        Net sales.........................................  $13,135,338     $16,992,885
        Net earnings......................................  $ 1,891,344     $    60,639
        Pro forma net earnings(1).........................  $ 1,083,499     $   451,125
        Pro forma net earnings per share(1)                        $.36            $.11

---------------
(1) Also adjusted to reflect additional income taxes which the Company was not subject to because of its status as an S Corporation.

     The pro forma information should be read in conjunction with the related historical information.

NOTE J -- PRO FORMA INFORMATION

  1. Pro Forma Statements of Earnings (Unaudited)

     The pro forma adjustment in the statements of earnings reflects a provision for income taxes based upon pro forma pretax earnings as if the Company had been subject to Federal and additional state and local income taxes which it was not subject to until March 26, 1996. The pro forma provision for income taxes, after giving effect to the Federal statutory rate of 34% and an approximate state and local tax provision of 14% after reflecting the Federal tax benefit, consists of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1994         1995         1996
                                                     --------     --------     --------
        Federal....................................  $501,307     $553,482     $225,505
        State and local............................   356,558      383,423      170,937
                                                     --------     --------     --------
                                                     $857,865     $936,905     $396,442
                                                     ========     ========     ========

                        KATZ DIGITAL TECHNOLOGIES, INC.

     The differences between pro forma income tax expense shown in the statements of earnings and the pro forma computed income tax expense based on the Federal statutory corporate tax rate are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1994         1995         1996
                                                     --------     --------     --------
        Computed income taxes based on Federal
          statutory corporate rate of 34%..........  $592,789     $650,504     $252,622
        State and local income taxes, net of
          Federal benefit..........................   235,328      253,059      112,819
        Permanent differences......................    29,748       33,342       31,001
                                                     --------     --------     --------
                                                     $857,865     $936,905     $396,442
                                                     ========     ========     ========

  2. Pro Forma Earnings Per Share

     Pro forma earnings per share are based on the weighted average number of common shares outstanding during the period. The shares outstanding for the period give retroactive effect to the merger and recapitalization of the Company as well as shares deemed to be outstanding, which represent the approximate number of shares deemed to be sold by the Company (at an assumed initial public offering price of $5.00 per share) to fund the portion of the shareholder distribution in excess of 1995 undrawn earnings and shares contingently issuable in connection with the Sarabande acquisition. Stock options have not been included in the calculation as their inclusion would be antidilutive.

NOTE K -- STOCK OPTIONS AND STOCK PURCHASE WARRANTS

     In February 1996, the Board of Directors and stockholders approved the adoption of a stock option plan (the "Plan"). The Plan provides for the grant of options to purchase up to 350,000 shares of the Company's common stock. These options may be granted to employees, officers of the Company, nonemployee directors of the Company and consultants to the Company. The Plan provides for granting of options to purchase the Company's common stock at not less than the fair value of such shares on the date of the grant.

     The Plan provides for a one-time automatic grant of an option to purchase 20,000 shares of common stock at the market value of the common stock on the date of the grant to those directors serving on the Board of Directors on the date that the Plan was adopted and also to those persons who become nonemployee directors of the Company in the future, upon their appointment or election as directors of the Company. The Plan also provides for an annual grant to each nonemployee director of the Company of options to purchase 5,000 shares at the market value of the common stock of the Company on the date of each grant.

     The Company granted options to purchase an aggregate of 241,000 shares of common stock under the Plan as of the effective date of its public offering at $5 per share, the initial public offering price.

     The following table summarizes option activity for the year ended December 31, 1996:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                               EXERCISE
                                                                   NUMBER       PRICE
                                                                   -------     --------
        Balance, December 31, 1995
          Granted................................................  308,500      $ 4.99
          Exercised..............................................       --          --
          Forfeitures............................................  (40,000)       4.69
                                                                   -------
        Balance at December 31, 1996.............................  268,500        5.04
                                                                   =======

                        KATZ DIGITAL TECHNOLOGIES, INC.

     As of December 31, 1996, options outstanding for 268,500 shares were exercisable at prices ranging from $4.00 to $5.75, and the weighted remaining contractual life was 4.3 years.

     The following table summarizes option data as of December 31, 1996:

                               NUMBER         WEIGHTED                       NUMBER
                            OUTSTANDING        AVERAGE       WEIGHTED     EXERCISABLE      WEIGHTED
                               AS OF          REMAINING      AVERAGE         AS OF         AVERAGE
             RANGE OF       DECEMBER 31,     CONTRACTUAL     EXERCISE     DECEMBER 31,     EXERCISE
         EXERCISE PRICES        1996            LIFE          PRICE           1996          PRICE
        ------------------  ------------     -----------     --------     ------------     --------
        $4 to $6..........     268,500           4.3          $ 5.04         61,000         $ 5.00

     The Company applies APB Opinion No. 25 in measuring stock compensation. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the year ended December 31, 1996. The fair value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:

        Dividend yield......................................................  0%
        Risk-free interest rate.............................................  6.03%
        Expected life after vesting period
          Directors and officers............................................  2 years
          Others............................................................  1 year
        Expected volatility.................................................  57.15%

     Had compensation cost been determined under SFAS No. 123 for the year ended December 31, 1996, net income and earnings per share would have been reduced as follows:

        Net earnings
          As reported.....................................................  $346,563
          Pro forma for stock options.....................................   153,497
        Pro forma earnings per share
          As reported.....................................................      $.08
          Pro forma for stock options.....................................       .04

     During the initial phase-in period of SFAS No. 123, such compensation expense may not be representative of the future effects of applying this statement.

NOTE L -- EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with certain officers and employees.

     Amounts due under such employment agreements are as follows:

        1997.............................................................  $1,168,000
        1998.............................................................   1,223,000
        1999.............................................................   1,166,000
        2000.............................................................     360,000
        2001.............................................................     210,000
                                                                           ----------
                                                                           $4,127,000
                                                                           ==========

                        KATZ DIGITAL TECHNOLOGIES, INC.

NOTE M -- INTEREST EXPENSE, NET

     Interest expense, net is comprised of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                      1994         1995         1996
                                                     -------     --------     ---------
        Interest expense, net
          Interest expense.........................  $45,511     $115,394     $ 245,601
          Interest income..........................   (2,833)     (10,015)     (178,180)
                                                     -------     --------     ---------
                                                     $42,678     $105,379     $  67,421
                                                     =======     ========     =========

                        KATZ DIGITAL TECHNOLOGIES, INC.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required under this Item relating to members of the Board of Directors, Executive Officers, promoters and control persons of the Company, as well as compliance with Section 16(a) of the Exchange Act will be included in the Company's 1997 Notice of Annual Meeting of Stockholders and Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors," "Executive Officers," and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934," which will be filed within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required under this Item relating to executive compensation will be included in the Company's 1997 Notice of Annual Meeting of Stockholders and Proxy Statement under the heading "Executive Compensation," which will be filed within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this Item relating to security ownership of certain beneficial owners and management will be included in the Company's 1997 Notice of Annual Meeting of Stockholders and Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which will be filed within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item relating to certain relationships and related transactions will be included in the Company's 1997 Notice of Annual Meeting of Stockholders and Proxy Statement under the heading "Certain Relationships and Related Transactions," which will be filed within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

                        KATZ DIGITAL TECHNOLOGIES, INC.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                                         DESCRIPTION
-------   -------------------------------------------------------------------------------------
 3.1      Certificate of Incorporation of the Company(1)
 3.2      By-Laws of the Company(1)
 4.1      Form of Common Stock Certificate(1)
10.1      1996 Stock Option Plan(1)
10.2      Employment Agreement by and between the Company and Gary Katz(1)
10.3      Employment Agreement by and between the Company and Lisa K. Sklar(1)
10.4      Employment Agreement by and between the Company and Michael Sklar(1)
10.5      Employment Agreement by and between the Company and Geoffrey Barsky(1)
10.6      Lease of the Company's offices at Twenty-One Penn Plaza, New York, New York(1)
13        1997 Notice of Annual Meeting of Stockholders and Proxy Statement(2)
21        Subsidiaries of the Company(*)
27        Financial Data Schedule(*)

---------------
  * Filed herewith.

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated March 25, 1996 (File No. 333-1190), and the amendments thereto, and incorporated herein by reference.

(2) To be filed by the Company within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

     (b) Reports on Form 8-K

     The Company filed no Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 1997                     KATZ DIGITAL TECHNOLOGIES, INC.

                                          By: /s/          GARY KATZ
                                            ------------------------------------
                                                         Gary Katz
                                                      Chairman and CEO

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

               SIGNATURE                                 TITLE                       DATE
----------------------------------------  ------------------------------------  ---------------

             /s/ GARY KATZ                Chairman and Chief Executive Officer  March 20, 1997
----------------------------------------    (Principal Executive Officer)
               Gary Katz

          /s/ DONALD L. FLAMM             Vice President -- Finance and Chief   March 20, 1997
----------------------------------------    Financial Officer (Principal
            Donald L. Flamm                 Financial and Accounting Officer)

          /s/ MICHAEL D. SKLAR            Vice President -- Business            March 20, 1997
----------------------------------------    Development and Director
            Michael D. Sklar

          /s/ MURRAY L. SKALA             Director                              March 20, 1997
----------------------------------------
            Murray L. Skala

         /s/ RONALD B. GRUDBERG           Director                              March 20, 1997
----------------------------------------
           Ronald B. Grudberg

          /s/ BURTT R. EHRLICH            Director                              March 20, 1997
----------------------------------------
            Burtt R. Ehrlich

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                    DESCRIPTION
------   -----------------------------------------------------------------------------
 3.1     Certificate of Incorporation of the Company (1)..............................
 3.2     By-Laws of the Company (1)...................................................
 4.1     Form of Common Stock Certificate (1).........................................
10.1     1996 Stock Option Plan (1)...................................................
10.2     Employment Agreement by and between the Company and Gary Katz (1)............
10.3     Employment Agreement by and between the Company and Lisa K. Sklar (1)........
10.4     Employment Agreement by and between the Company and Michael Sklar (1)........
10.5     Employment Agreement by and between the Company and Geoffrey Barsky (1)......
10.6     Lease of the Company's offices at Twenty-One Penn Plaza, New York, New York
         (1)..........................................................................
13       1997 Notice of Annual Meeting of Stockholders and Proxy Statement (2)........
21       Subsidiaries of the Company (*)..............................................
27       Financial Data Schedule (*)..................................................

---------------
  * Filed herewith.

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated March 25, 1996 (File No. 333-1190), and the amendments thereto, and incorporated herein by reference.

(2) To be filed by the Company within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.