Form 10QSB
period 1997-03-31
KATZ DIGITAL TECHNOLOGIES INC
filed 1997-05-07
CIK 1007518

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to

                         Commission file number 0-27934

                         KATZ DIGITAL TECHNOLOGIES, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                                      13-3871120
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No)

                 Twenty One Penn Plaza, New York, New York 10001
                    (Address of Principal Executive Offices)

                                 (212) 594-4800
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
   ------       ------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 4,425,000 as of April 30, 1997

                        Class                              Number of Shares
            Common Stock, $.001 par value                     4,425,000

         Transitional Small Business Disclosure Format (check one):

Yes          No  X
    ------      ------

                         KATZ DIGITAL TECHNOLOGIES, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED MARCH 31, 1997

                              ITEMS IN FORM 10-QSB


Facing Page                                                                     Page

Part I

Item 1.       Financial Statements                                                3

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                 7

Part II

Item 1.       Legal Proceedings                                                 None

Item 2.       Changes in Securities                                             None

Item 3.       Default Upon Senior Securities                                    None

Item 4.       Submission of Matters to a Vote of Security Holders               None

Item 5.       Other Information                                                 None

Item 6.       Exhibits and Reports on Form 8-K                                   11

Signatures                                                                       12

                                     PART I



Item 1.           Financial Statements

                         KATZ DIGITAL TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                                                 March 31, 1997
                                                                                   (Unaudited)     December 31, 1996
                                                                                 --------------    -----------------
                                             ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                     $ 2,808,748       $ 3,428,175
      Accounts receivable, net of allowance for doubtful accounts of $103,738
            and $94,738 at March 31, 1997 and December 31, 1996, respectively         3,915,769         3,216,386
      Work-in-process inventory                                                          85,112            69,328
      Prepaid expenses and other current assets                                         113,336           163,514
                                                                                    -----------       -----------
                             Total Current Assets                                     6,922,965         6,877,403
PROPERTY AND EQUIPMENT - NET                                                          3,791,453         3,568,853
OTHER ASSETS                                                                            104,332            80,333
GOODWILL - NET                                                                        1,468,711         1,140,819
                                                                                    -----------       -----------
                                                                                    $12,287,461       $11,667,408
                                                                                    ===========       ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued liabilities                                      $ 1,496,713       $ 1,160,254
      Current portion of notes payable                                                  117,206
      Current portion of obligations under capital leases                               667,959           699,029
      Income taxes payable                                                                                 66,151
      Deferred taxes payable                                                            114,000           114,000
      Due to stockholders                                                                68,670           339,912
                                                                                    -----------       -----------
                             Total Current Liabilities                                2,464,548         2,379,346
DEFERRED CREDITS                                                                        302,094           265,520
DEFERRED TAXES PAYABLE                                                                  265,000           265,000
PENSION LIABILITY                                                                       191,258           191,258
NOTES PAYABLE                                                                           234,413
OBLIGATIONS UNDER CAPITAL LEASES, NET OF
      CURRENT PORTION                                                                 1,582,987         1,490,323
                                                                                    -----------       -----------
                             Total Liabilities                                        5,040,300         4,591,447
                                                                                    -----------       -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value; 5,000 shares authorized;
            no shares issued                                                                 --                --
      Common stock, $.001 par value; 25,000,000 shares authorized;
            4,425,000 issued and outstanding at March 31, 1997 and
            December 31, 1996, respectively                                               4,425             4,425
      Additional paid-in capital                                                      6,860,267         6,860,267
      Retained earnings                                                                 382,469           211,269
                                                                                    -----------       -----------
                             Total Stockholders' Equity                               7,247,161         7,075,961
                                                                                    -----------       -----------
                                                                                    $12,287,461       $11,667,408
                                                                                    ===========       ===========


        The accompanying notes are an integral part of these statements.

                         KATZ DIGITAL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                     Three Months Ended
                                                                          March 31,
                                                               ----------------------------
                                                                  1997              1996
                                                                  ----              ----
Net sales                                                      $4,447,164       $ 3,343,114
Cost of goods sold                                              1,926,980         1,390,812
                                                               ----------       -----------
              Gross profit                                      2,520,184         1,952,302
Operating expenses
  Selling, general and administrative                           2,152,254         1,592,492
                                                               ----------       -----------
              Total Operating Expenses                          2,152,254         1,592,492
Operating income                                                  367,930           359,810
Interest expense (net)                                             17,542            32,534
                                                               ----------       -----------
              Earnings before provision for income taxes          350,388           327,276
Provision for income taxes                                        179,187           775,000
                                                               ----------       -----------
              Net earnings (loss)                              $  171,201       $  (447,724)
                                                               ==========       ===========


Pro forma data
  Historical earnings before provision for income taxes        $  350,388       $   327,276
  Provision for income taxes                                      179,187           165,563
                                                               ----------       -----------
              Net earnings                                     $  171,201       $   161,713
                                                               ==========       ===========

Net earnings per share                                         $     0.04       $      0.05
                                                               ==========       ===========

Weighted average number of shares outstanding                   4,503,745         3,051,224
                                                               ==========       ===========


        The accompanying notes are an integral part of these statements.

                         KATZ DIGITAL TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                      ------------------------------
                                                                                          1997               1996
                                                                                          ----               ----
Cash flows from operating activities
       Net earnings (loss)                                                            $   171,201        $  (447,724)
       Adjustments to reconcile net earnings (loss) to net cash
             provided by operating activities:
             Depreciation and amortization                                                299,785            224,007
             Deferred credits                                                              36,573            107,934
             Deferred taxes                                                                                  723,000
             Increase (decrease) in cash flows from changes in operating assets and liabilities:
                   Accounts receivable                                                   (699,383)          (670,962)
                   Work-in-process inventory                                              (15,784)           (43,713)
                   Prepaid expenses and other current assets                               50,178             (4,918)
                   Other assets                                                           (23,999)           (84,895)
                   Accounts payable and accrued expenses                                  319,022            412,784
                   Income taxes payable                                                   (66,151)            10,789
                                                                                      -----------        -----------
             Net cash provided by operating activities                                     71,442            226,302
                                                                                      -----------        -----------
Cash flows from investing activities:
       Purchase of property and equipment - net                                          (256,015)          (258,423)
                                                                                      -----------        -----------
             Net cash used in investing activities                                       (256,015)          (258,423)
                                                                                      -----------        -----------
Cash flows from financing activities:
       Distributions to stockholders                                                     (271,242)          (395,467)
       Payments of obligations under capital leases                                      (163,612)          (161,860)
       Note payable-bank                                                                                     532,800
       Net proceeds from public offering                                                                   6,374,314
                                                                                      -----------        -----------
             Net cash provided by (used in) financing activities                         (434,854)         6,349,787
                                                                                      -----------        -----------
             NET INCREASE (DECREASE) IN CASH AND
                   CASH EQUIVALENTS                                                      (619,427)         6,317,666
Cash and cash equivalents - beginning of period                                         3,428,175            200,729
                                                                                      -----------        -----------
Cash and cash equivalents - end of period                                             $ 2,808,748        $ 6,518,395
                                                                                      ===========        ===========

Supplemental disclosures of cash flow information:
       Cash paid during the period for
             Interest                                                                 $    51,591        $    36,369
             Income taxes                                                             $   162,820        $    86,164

Supplemental disclosures of noncash investing and financing activities:
       Capital lease obligations of $437,276 and $1,699,272 were incurred in the quarters ended March 31, 1997 and 1996, respectively, as a result of the Company entering into new equipment leases.

       In conjunction with the 1996 acquisition of The Sarabande Press, Inc., notes payable and accrued interest totaling $369,056 with a corresponding amount of goodwill, was recorded in the quarter ended March 31, 1997


        The accompanying notes are an integral part of these statements.

                         KATZ DIGITAL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The summarized financial information included herein does not include all disclosures required in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at December 31, 1996 and for the year then ended in the Company's Form 10K as filed with the Securities and Exchange Commission. These statements should be read in conjunction with the data therein.

The financial information included herein contains all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim period. The results for the interim periods are not necessarily indicative of results that may be expected for the full fiscal year. Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

NOTE B - TERMINATION OF S CORPORATION STATUS AND PRO FORMA
         INFORMATION

Prior to the consummation of the Company's initial public offering, The Company filed its Federal and state income tax returns under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, no provision had been made in the accompanying financial statements for Federal and certain state income taxes for the S Corporation periods, since income of the Company was taxable directly to its stockholders. The Company was however, liable for certain state and local taxes, which are reflected in the accompanying financial statements. Upon closing of the public offering, the Company's income tax status as an S Corporation terminated. The Company converted to a C Corporation, adopted the accrual basis of accounting and is subject to both Federal and state corporate income taxes. Accordingly, $723,000 additional Federal and state income taxes, applicable to temporary differences in the recognition of income and expenses for financial accounting and income tax reporting purposes existing at March 26, 1996 (the date of the initial public offering), have been recorded and charged to operations for the three months ended March 31, 1996. Pro forma income taxes in 1996 reflect an additional provision for income taxes at the effective Federal, state and local rates applied to the Company's financial statement income.

Pro forma earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the period. The shares outstanding for the period ending March 31, 1996, give retroactive effect to the merger and recapitalization of the Company as well as 154,443 shares deemed to be outstanding, which represent the approximate number of shares deemed to be sold by the Company (at an assumed public offering price of $5.00 per share) to fund the portion as distribution in excess of 1995 undrawn earnings.

NOTE C - NEW ACCOUNTING PRONOUNCEMENT

In February 1997, The Financial Accountingm Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The new Standard eliminates primary and fully diluted earnings per share and requires presentation of basic and, if applicable, diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding and dilutive potential common shares such as stock options. The pro forma effect of adopting the new standard would be basic earnings per share of $.04 and $.06, and diluted earnings per share of $.04 and $.05 for the quarters ended March 31, 1997 and 1996, respectively.

ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's statements of operations. The statements of operations contained in the Company's financial statements and the following table include pro forma adjustments for income taxes.

                                                          Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                          1997           1996
                                                         ------         ------

Net sales                                                 100.0%         100.0%
                                                          =====          =====
Cost of goods sold                                         43.3%          41.5%
Gross profit                                               56.7%          58.5%
Selling, general and administrative expenses               48.4%          47.6%
Net earnings (loss)                                         3.8%         (13.4%)
Pro forma net earnings                                      3.8%           4.8%



Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         Net sales for the three months ended March 31, 1997 were $4,447,164, an increase of $1,104,050 or 33.0%, compared to $3,343,114 for the three months ended March 31, 1996. The increase in net sales was primarily attributable to increased volume of services which includes sales from The Sarabande Press, Inc., acquired in August 1996, and a 50% increase in the sales of digital short run printing.

         Cost of goods sold for the three months ended March 31, 1997 was $1,926,980, an increase of $536,168, or 38.6%, compared to $1,390,812 for the three months ended March 31, 1996. The increase in cost of goods sold was primarily attributable to greater costs of production personnel and related supplies reflecting the increased volume in the current quarter. In addition, depreciation increased 63% reflecting significant capital additions over the last twelve months.

         Gross profit for the three months ended March 31, 1997 was $2,520,184, an increase of $567,882, or 29.1%, compared to $1,952,492 for the three months ended March 31, 1996. Gross profit as a percent of net sales decreased to 56.7% for the three months ended March 31, 1997 from 58.5% in the prior year. The lower gross profit percentage in 1997 was attributable to the continuing change in the Company's product mix favoring digital printing which generates a lower gross profit rate plus increases in production equipment depreciation as a result of major equipment acquisitions over the last twelve months.

         Selling, general and administrative expenses for the three months ended March 31, 1997 were $2,152,254, an increase of $559,762, or 35.2%, compared to $1,592,492 for the three months ended March 31, 1996. The increase was primarily attributable to greater costs for management, sales personnel, and commissions, resulting from the increased size of the Company.

         Net interest expense for the three months ended March 31, 1997 was $17,542, a decrease of $14,992 or 46.1% compared to $32,534 for the three months ended March 31, 1996. The decrease was due to increased interest income from the investment of the unused proceeds from the Company's March 1996 initial public offering.

         Included in the 1996 provision for income taxes is a non-recurring charge of $723,000 for additional Federal and state income taxes resulting from the termination of the Company's S Corporation tax status.

     As a result of the foregoing, net earnings (loss) increased to $171,201 for the three months ended March 31, 1997 from a loss of $447,724 for the prior comparable period, an increase of $618,925. Net earnings, after giving effect to a pro forma adjustment for income tax provisions in 1996, would have been $171,201 ($.04 per share) and $161,713 ($.05 per share) for the three months ended March 31, 1997 and 1996, respectively. The lower "per share" earnings in 1997 resulted from a 48% increase in the average number of shares outstanding in that period. The increase in the number of shares outstanding was primarily due to the Company's Initial Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had working capital of $4,458,417, substantially unchanged from working capital of $4,498,057 at December 31, 1996.

         Net cash provided by operating activities totaled $71,442 for the three months ended March 31, 1997 compared to $226,302 in the prior year. The decrease in cash from operating activities in the first quarter of 1997 compared to the first quarter of 1996 resulted principally from (i) the absence of the large increase in deferred taxes and deferred credits recorded in the prior year and
(ii) the decrease in the change in accounts payable and accrued expenses in the first quarter of 1997, which together more than offset the improvement in net earnings (loss) in the first quarter of 1997. The deferred taxes in the first quarter of 1996 related to the Company's change in tax status from an S corporation to a C corporation. Cash flows from investing activities were related to purchases of property and equipment and were substantially unchanged from 1996's first quarter. Cash provided from financing activities decreased $6,784,641 in the first quarter of 1997 as a result of the Company's Initial Public Offering and the repayment of a bank note in the 1996 quarter. The net effect of cash flows from operating activities, investing activities and financing activities was a net decrease in cash during the first quarter of 1997 of $619,427 to an ending balance of $2,808,748.

         The Company maintains a $2,000,000 line of credit with a commercial bank. At March 31, 1997 there were no outstanding borrowings under the line. The Company believes that current cash balances, current borrowing capacity and cash generated by operations, will provide sufficient cash to meet its operating requirements for the next twelve months. See "Forward Looking Information".

FORWARD LOOKING INFORMATION

         This quarterly report on Form 10-QSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this quarterly report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                                     PART II


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K


                   (a)  Exhibits

           EXHIBIT
           NUMBER              DESCRIPTION
           -------             -----------

           3.1                 Certificate of Incorporation (1)
           3.2                 By-Laws (1)
           10.1                Lease of the Company's offices at 611 Broadway, New York, NY*
           27                  Financial Data Schedule*

----------------
           *    Filed herewith.
         (1) Filed as an exhibit to the Issuer's Registration Statement on Form SB-2 (File No. 333-11960) and amendments thereto and incorporated herein by reference.

                   (b)    Reports on Form 8K

                   The Company filed no reports on Form 8K during the first quarter ended March 31, 1997.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  KATZ DIGITAL TECHNOLOGIES, INC.
                                  ----------------------------------------------
                                                        (Registrant)


Date: May 7, 1997                 /s/     Gary Katz
                                  ----------------------------------------------
                                  Gary Katz
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)

Date:  May 7, 1997                /s/     Donald L. Flamm
                                  ----------------------------------------------
                                  Donald L. Flamm
                                  Vice President-Finance and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)