Form 10QSB
period 1997-06-30
KATZ DIGITAL TECHNOLOGIES INC
filed 1997-08-13
CIK 1007518

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the
transition period from                    to

                         Commission file number 0-27934

                         KATZ DIGITAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

       Delaware                                                   13-3871120
----------------------------                                  ------------------
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation or                                      Identification No)
       organization)


                 Twenty One Penn Plaza, New York, New York 10001
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 594-4800
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


            Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   -------     ------

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 4,503,745 as of July 30, 1997

              Class                                 Number of Shares
              -----                                 ----------------
   Common Stock, $.001 par value                        4,503,745

            Transitional Small Business Disclosure Format (check one):

Yes         No   X
   -------    -------

                         KATZ DIGITAL TECHNOLOGIES, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED JUNE 30, 1997

                              ITEMS IN FORM 10-QSB


Facing Page                                                                Page

Part I

Item 1.     Financial Statements                                            3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9

Part II

Item 1.     Legal Proceedings                                             None

Item 2.     Changes in Securities                                         None

Item 3.     Default Upon Senior Securities                                None

Item 4.     Submission of Matters to a Vote of Security Holders            13

Item 5.     Other Information                                             None

Item 6.     Exhibits and Reports on Form 8-K                               14

Signatures

                                     PART I



Item 1.     Financial Statements

                        KATZ DIGITAL TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                                                          June 30, 1997
                                                                                           (Unaudited)       December 31, 1996
                                                                                          -------------      -----------------
                                      ASSETS
CURRENT ASSETS
            Cash and cash equivalents                                                      $ 2,684,142          $ 3,428,175
            Accounts receivable, net of allowance for doubtful accounts of $110,238
                       and $94,738 at June 30, 1997 and December 31, 1996, respectively      3,939,469            3,216,386
            Work-in-process inventory                                                           90,449               69,328
            Prepaid expenses and other current assets                                          139,304              163,514
                                                                                           -----------          -----------
                             Total Current Assets                                            6,853,364            6,877,403
PROPERTY AND EQUIPMENT - NET                                                                 4,042,231            3,568,853
OTHER ASSETS                                                                                    72,585               80,333
GOODWILL - NET                                                                               1,808,346            1,140,819
                                                                                           -----------          -----------
                                                                                           $12,776,526          $11,667,408
                                                                                           ===========          ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
            Accounts payable and accrued liabilities                                       $ 1,302,345          $ 1,160,254
            Current portion of notes payable                                                   166,665
            Current portion of obligations under capital leases                                747,028              699,029
            Income taxes payable                                                                18,450               66,151
            Deferred taxes payable                                                             114,000              114,000
            Due to stockholders                                                                                     339,912
                                                                                           -----------          -----------
                             Total Current Liabilities                                       2,348,488            2,379,346
DEFERRED CREDITS                                                                               351,945              265,520
DEFERRED TAXES PAYABLE                                                                         151,000              265,000
PENSION LIABILITY                                                                              191,258              191,258
NOTES PAYABLE                                                                                  333,335
OBLIGATIONS UNDER CAPITAL LEASES, NET OF
            CURRENT PORTION                                                                  1,669,291            1,490,323
                                                                                           -----------          -----------
                             Total Liabilities                                               5,045,317            4,591,447
                                                                                           -----------          -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
            Preferred stock, $.001 par value; 5,000 shares authorized;
                       no shares issued                                                             --                   --
            Common stock, $.001 par value; 25,000,000 shares authorized;
                       4,503,745 and 4,425,000 shares issued and outstanding
                       at June 30, 1997 and December 31, 1996, respectively                      4,504                4,425
            Additional paid-in capital                                                       7,096,423            6,860,267
            Retained earnings                                                                  630,282              211,269
                                                                                           -----------          -----------
                             Total Stockholders' Equity                                      7,731,209            7,075,961
                                                                                           -----------          -----------
                                                                                           $12,776,526          $11,667,408
                                                                                           ===========          ===========



        The accompanying notes are an integral part of these statements.

                        KATZ DIGITAL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                              Three Months Ended           Six Months Ended
                                                                    June 30,                   June 30,
                                                         -------------------------     -------------------------
                                                            1997           1996           1997           1996
                                                            ----           ----           ----           ----
Net sales                                                $4,703,565    $ 3,955,240     $9,150,729    $ 7,298,354
Cost of goods sold                                        2,133,563      1,583,851      4,060,543      2,974,663
                                                         ----------    -----------     ----------    -----------
Gross profit                                              2,570,002      2,371,389      5,090,186      4,323,691

Selling, general and administrative expenses              2,062,813      1,826,337      4,215,067      3,418,829
                                                         ----------    -----------     ----------    -----------

Operating income                                            507,189        545,052        875,119        904,862
Interest expense (income) -net                               31,844         (1,423)        49,386         31,111
                                                         ----------    -----------     ----------    -----------
Earnings before provision for income taxes                  475,345        546,475        825,733        873,751
Provision for income taxes                                  227,532        245,904        406,719      1,020,904
                                                         ----------    -----------     ----------    -----------
Net earnings (loss)                                      $  247,813    $   300,571     $  419,014    ($  147,153)
                                                         ==========    ===========     ==========    ===========

Pro forma data:
Historical earnings before provision for income taxes    $  475,345    $   546,475     $  825,733    $   873,751
Provision for income taxes                                  227,532        245,904        406,719        393,188
                                                         ----------    -----------     ----------    -----------
Net earnings                                             $  247,813    $   300,571     $  419,014    $   480,563
                                                         ==========    ===========     ==========    ===========

Net earnings per share                                   $     0.06    $      0.07     $     0.09    $      0.13
                                                         ==========    ===========     ==========    ===========

Weighted average number of shares outstanding             4,503,745      4,456,435      4,503,745      3,754,955
                                                         ==========    ===========     ==========    ===========

                        KATZ DIGITAL TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                            March 31,
                                                                 ----------------------------
                                                                       1997            1996
                                                                       ----            ----
Cash flows from operating activities
     Net earnings (loss)                                         $   419,014     $  (147,153)
     Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities:
        Depreciation and amortization                                639,804         529,245
        Deferred rent
        Interest payable to stockholders
        Deferred credits                                              86,425         215,868
        Deferred taxes                                              (114,000)        521,000
        Increase (decrease) in cash flows from changes in
           operating assets and liabilities:
           Accounts receivable                                      (723,083)     (1,106,090)
           Work-in-process inventory                                 (21,121)        (54,013)
           Prepaid expenses and other current assets                  24,210         (73,569)
           Other assets                                                7,748           1,234
           Accounts payable and accrued expenses                     111,050         477,254
           Income taxes payable                                      (47,701)        184,389
                                                                 -----------     -----------
        Net cash provided by operating activities                    382,346         548,165
                                                                 -----------     -----------
Cash flows from investing activities:
     Purchase of property and equipment - net                       (421,910)       (787,087)
                                                                 -----------     -----------
        Net cash used in investing activities                       (421,910)       (787,087)
                                                                 -----------     -----------
Cash flows from financing activities:
     Distributions to stockholders                                  (339,912)       (672,342)
     Payments of obligations under capital leases                   (364,557)       (403,660)
     Net proceeds from public offering                                             6,361,892
                                                                 -----------     -----------
        Net cash provided by (used in) financing activities         (704,469)      5,285,890
                                                                 -----------     -----------
        NET INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                                        (744,033)      5,046,968
Cash and cash equivalents - beginning of period                    3,428,175         200,729
                                                                 -----------     -----------
Cash and cash equivalents - end of period                        $ 2,684,142     $ 5,247,697
                                                                 ===========     ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for
        Interest                                                 $   118,215     $   107,062
        Income taxes                                             $   555,200     $   356,734

Supplemental disclosures of noncash investing and financing activities:
      Capital lease obligations of $803,524 and $1,736,651 were incurred in the six month periods ended June 30, 1997 and 1996, respectively, as a result of the Company entering into new equipment leases.

      In conjunction with the 1996 acquisition of The Sarabande Press, Inc., notes payable, common stock, additional paid in capital and accrued interest totaling $767,276 with a corresponding amount of goodwill, was recorded in the six month period ended June 30, 1997


        The accompanying notes are an integral part of these statements.

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

NOTE B - TERMINATION OF S CORPORATION STATUS AND PRO FORMA INFORMATION

Prior to the consummation of the Company's initial public offering, The Company filed its Federal and state income tax returns under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, no provision had been made in the accompanying financial statements for Federal and certain state income taxes for the S Corporation periods, since income of the Company was taxable directly to its stockholders. The Company was however, liable for certain state and local taxes, which are reflected in the accompanying financial statements. Upon closing of the public offering, the Company's income tax status as an S Corporation terminated. The Company converted to a C Corporation, adopted the accrual basis of accounting and is subject to both Federal and state corporate income taxes. Accordingly, $723,000 additional Federal and state income taxes, applicable to temporary differences in the recognition of income and expenses for financial accounting and income tax reporting purposes existing at March 26, 1996 (the date of the initial public offering), have been recorded and charged to operations for the six months ended June 30, 1996. Pro forma income taxes in 1996 reflect an additional provision for income taxes at the effective Federal, state and local rates applied to the Company's financial statement income.

Pro forma earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the period. The shares outstanding for the period ending June 30, 1996, give retroactive effect to the merger and recapitalization of the Company as well as 154,443 shares deemed to be outstanding, which represent the approximate number of shares deemed to be sold by the Company (at an assumed public offering price of $5.00 per share) to fund the portion of the shareholder distribution in excess of 1995 undrawn earnings.

NOTE C - NEW ACCOUNTING PRONOUNCEMENT

In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The new Standard eliminates primary and fully diluted earnings per share and requires presentation of basic and, if applicable, diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding and dilutive potential common shares such as stock options. The pro forma effect of adopting the new standard would not materially effect reported earnings per share for the periods presented.

NOTE D - ACQUISITIONS

As reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 1997, on July 31, 1997 the Company completed its acquisition by merger of Advanced Digital Services, Inc ("ADS"). The purchase price of $1,585,673 was composed of $500,000 in cash, $250,000 in 7% five year notes and 301,818 restricted shares of the Company's common stock. The final purchase price is subject to adjustment based on Net Worth (as defined in the Plan and Agreement of Merger, filed as an exhibit to the Form 8-K) pursuant to an audit of ADS's financial statements, the collectibility of certain accounts receivable and revenues generated by the ADS operations during the twelve month period following the merger. In addition, concurrent with the merger, the former shareholders of ADS each entered into five year employment agreements, as well as agreements imposing certain non-competition and confidentiality restrictions.

In conjunction with the 1996 acquisition of The Sarabande Press, Inc. notes payable, common stock, additional paid in capital and accrued interest totaling $767,276 with a corresponding amount of goodwill, was recorded in the six month period ended June 30, 1997.

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

                                                  Three Months Ended     Six Months Ended
                                                        June 30,             June 30,
                                                        --------             --------
                                                   1997       1996       1997       1996
                                                  ------     ------     ------     ------
Net sales                                          100.0%     100.0%     100.0%     100.0%
                                                  ======     ======     ======     ======
Cost of goods sold                                  45.4%      40.0%      44.4%      40.8%
Gross profit                                        54.6%      60.0%      55.6%      59.2%
Selling, general and administrative expenses        43.9%      46.2%      46.1%      46.8%
Net earnings (loss)                                  5.3%       7.6%       4.6%      (2.0)%
Pro forma net earnings                               5.3%       7.6%       4.6%       6.6%



THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

            Net sales for the three months ended June 30, 1997 were $4,703,565, an increase of $748,325 or 18.9%, compared to $3,955,240 for the three months ended June 30, 1996. The increase in net sales was primarily attributable to increased volume of services which includes sales from The Sarabande Press, Inc. ("Sarabande"), acquired in August 1996, and increased sales of digital short run printing.

            Cost of goods sold for the three months ended June 30, 1997 was $2,133,563, an increase of $549,712, or 34.7%, compared to $1,583,851 for the three months ended June 30, 1996. The increase in cost of goods sold was primarily attributable to production costs added through the Sarabande acquisition plus increased production wages and supplies related to the greater volume and changed mix of services.

            Gross profit for the three months ended June 30, 1997 was $2,570,002, an increase of $198,613, or 8.4%, compared to $2,371,389 for the three months ended June 30, 1996. Gross profit as a percent of net sales decreased to 54.6% for the three months ended June 30, 1997 from 60.0% in the prior year. The lower gross profit percentage in 1997 was attributable to the continuing change in the Company's product mix favoring digital printing which generates a lower gross profit rate compared to the Company's other services.

            Selling, general and administrative expenses for the three months ended June 30, 1997 were $2,062,813, an increase of $236,476, or 12.9%, compared to $1,826,337 for the three months ended June 30, 1996. The increase was primarily attributable to goodwill amortization for the Sarabande acquisition, increased rent related to additional facilities, and management salaries for added personnel.

            Net interest expense for the three months ended June 30, 1997 was $31,844, a decrease of $33,267 compared to net interest income of $1,423 for the three months ended June 30, 1996. The decrease was due to reduced interest income from the investment of the reduced balance of unused proceeds from the Company's March 1996 initial public offering of its securities (the "IPO").

            As a result of the foregoing, net earnings decreased to $247,813 ($.06 per share) for the three months ended June 30, 1997 from $300,571 ($.07 per share) for the prior comparable period, a decrease of $52,758 ($.01 per share).

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

            Net sales for the six months ended June 30, 1997 were $9,150,729, an increase of $1,852,375 or 25.4%, compared to $7,298,354 for the six months ended June 30, 1996. The increase in net sales was primarily attributable to increased volume of services which includes sales from the Sarabande acquisition, and increased sales of digital short run printing.

            Cost of goods sold for the six months ended June 30, 1997 was $4,060,543, an increase of $1,085,880, or 36.5%, compared to $2,974,663 for the six months ended June 30, 1996. The increase in cost of goods sold was primarily attributable to production costs added through the Sarabande acquisition plus increased production wages and supplies related to the greater volume and changed mix in services.

            Gross profit for the six months ended June 30, 1997 was $5,090,186, an increase of $766,495, or 17.7%, compared to $4,323,691 for the six months ended June 30, 1996. Gross profit as a percent of net sales decreased to 55.6% for the six months ended June 30, 1997 from 59.2% in the prior year. The lower gross profit percentage in 1997 was attributable to the continuing change in the Company's product mix favoring digital short run printing, which generates a lower gross profit rate than the Company's other services and increases in production equipment depreciation as a result of major equipment acquisitions over the last twelve months.

            Selling, general and administrative expenses for the six months ended June 30, 1997 were $4,215,067, an increase of $796,238, or 23.3%, compared to $3,418,829 for the six months ended June 30, 1996. The increase was primarily attributable to greater costs for management personnel, plus costs associated with the Sarabande acquisition including goodwill amortization.

            Net interest expense for the six months ended June 30, 1997 was $49,386, an increase of $18,275 or 58.7% compared to $31,111 for the six months ended June 30, 1996. The increase in expense was due to decreased interest income from the investment of unused proceeds from the IPO.

            Included in the provision for income taxes for the six months ended June 30, 1996 is a non-recurring charge of $723,000 for additional Federal and state income taxes resulting from the termination of the Company's S Corporation tax status.

            As a result of the foregoing, net earnings (loss) increased to $419,014 for the six months ended June 30, 1997 from a loss of $147,153 for the prior comparable period, an increase of $566,167. Net earnings, after giving effect to a pro forma adjustment for income tax provisions in 1996, would have been $419,014 ($.09 per share) and $480,563 ($.13 per share) for the six months ended June 30, 1997 and 1996, respectively. The lower "per share" earnings in 1997 included the effect of a 20% increase in the average number of shares outstanding in that period. The increase in the number of shares outstanding was primarily due to the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 1997, the Company had working capital of $4,504,876, substantially unchanged from working capital of $4,498,057 at December 31, 1996.

            Net cash provided by operating activities totaled $382,346 for the six months ended June 30, 1997 compared to $548,165 in the prior year. The decrease in the first six months of 1997 compared to the first six months of 1996 resulted principally from the absence, in 1997, of the large increase in deferred taxes and reductions in current liabilities which occurred in 1996, which together more than offset the improvement in net earnings (loss) in the first six months of 1997 combined with the smaller increase in accounts receivable compared to the prior year. The deferred taxes in the first six months of 1996 related to the Company's change in tax status from an S corporation to a C corporation.

            Cash flows from investing activities were related to purchases of property and equipment and were down from the high level of 1996's first six months. Cash provided from financing activities decreased $5,990,359 in the first six months of 1997 as compared to 1996 as a result of the Company's IPO partly reduced by the repayment of a bank note in 1996, and the completion of distributions to the S corporation shareholders in 1997. The net effect of cash flows from operating activities, investing activities and financing activities was a net decrease in cash during the first six months of 1997 of $744,033 to an ending balance of $2,684,142.

            The Company maintains a $2,000,000 line of credit with a commercial bank. At June 30, 1997 there were no outstanding borrowings under the line. The Company believes that current cash balances, current borrowing capacity and cash generated by operations, will provide sufficient cash to meet its operating requirements for the next twelve months. See "Forward Looking Information."

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

PART  II. OTHER INFORMATION



ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

            A Proxy Statement was mailed on or about March 26, 1997 to shareholders of record of the Company as of March 19, 1997 in connection with the Company's 1997 Annual Meeting of Shareholders, which was held on May 15, 1997 at the Main Board Room of the Company's offices, 21 Penn Plaza, 8th Floor, New York, New York. At the Meeting, the shareholders voted on three matters and all of such matters were approved.

            The first matter was the election of the members of the Board of Directors. The five directors elected and the tabulation of the votes (both in person and by proxy) was as follows:

            Nominees for Directors         For        Withheld     Against
            ----------------------         ---        --------     -------
            Gary Katz                   3,851,108        0         16,800
            Michael Sklar               3,851,108        0         16,800
            Murray L. Skala             3,851,108        0         16,800
            Ronald Grudberg             3,851,108        0         16,800
            Burtt Ehrlich               3,851,108        0         16,800

            There were 770 broker held non-voted shares represented at the Meeting with respect to this matter.

            The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of Grant Thornton LLP as independent certified public accountants for the Company for 1997. The tabulation of the votes (both in person and by proxy) was as follows:

              For            Against      Abstentions
              ---            -------      -----------
            3,836,553         8,450          22,905

            There were 770 broker held non-voted shares represented at the Meeting with respect to this matter.

            The third matter upon which the shareholders voted was the proposal to adopt the Company's Amended and Restated 1996 Stock Option Plan. The tabulation of the votes (both in person and by proxy) was as follows:

               For           Against      Abstentions
               ---           -------      -----------
            3,109,430        51,200          21,205

            There were 686,073 broker held non-voted shares represented at the Meeting with respect to this matter.



ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

      Exhibit No.    Description

             3.1     Certificate of Incorporation (1)

             3.2     By-Laws (1)

            27.1*    Financial Data Schedule

            ------------------
            *     Filed herewith.

            (1) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-1190) and the amendments thereto, incorporated herein by reference.

            (B)   REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the second quarter of the fiscal year ending December 31, 1997.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    KATZ DIGITAL TECHNOLOGIES, INC.
                                    --------------------------------------
                                              (Registrant)


Date: August 13, 1997               /s/     Gary Katz
                                    ---------------------------------------
                                    Gary Katz
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

Date:  August 13, 1997              /s/     Donald L. Flamm
                                    ---------------------------------------
                                    Donald L. Flamm
                                    Vice President-Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)