Form 10QSB
period 1997-09-30
KATZ DIGITAL TECHNOLOGIES INC
filed 1997-11-12
CIK 1007518

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

[  ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from                    to

                         Commission file number 0-27934

                         KATZ DIGITAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                                     13-3871120
------------------------------------              ---------------------------
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

Yes          X      No
         ----------        ----------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 4,503,745 as of November 3, 1997

                    Class                                   Number of Shares
         Common Stock, $.001 par value                          4,503,745

         Transitional Small Business Disclosure Format (check one):

Yes                 No         X
         ----------        ----------

                         KATZ DIGITAL TECHNOLOGIES, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 1997

                              ITEMS IN FORM 10-QSB


Facing Page
                                                                            Page

Part I

Item 1.       Financial Statements                                             3

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              9

Part II

Item 1.       Legal Proceedings                                             None

Item 2.       Changes in Securities and Use of Proceeds                       12

Item 3.       Default Upon Senior Securities                                None

Item 4.       Submission of Matters to a Vote of Security Holders           None

Item 5.       Other Information                                             None

Item 6.       Exhibits and Reports on Form 8-K                                13

Signatures

                                     PART I



Item 1.           Financial Statements

                                                   KATZ DIGITAL TECHNOLOGIES, INC.
                                                           BALANCE SHEETS

                                                                                         September 30, 1997
                                                                                             (Unaudited)          December 31, 1996
                                                                                             -----------          -----------------
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                           $      1,848,389         $     3,428,175
      Accounts receivable, net of allowance for doubtful accounts of $326,738
            and $94,738 at September 30, 1997 and December 31, 1996, respectively                5,358,367               3,216,386
      Work-in-process inventory                                                                     81,612                  69,328
      Prepaid expenses and other current assets                                                    161,733                 163,514
                                                                                          -----------------------------------------
                             Total Current Assets                                                7,450,101               6,877,403
PROPERTY AND EQUIPMENT - NET                                                                     4,000,766               3,568,853
OTHER ASSETS                                                                                        68,239                  80,333
GOODWILL - NET                                                                                   2,395,933               1,140,819
                                                                                          ----------------------------------------
                                                                                         $     13,915,039         $    11,667,408
                                                                                          =========================================
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                                            $      1,822,798         $     1,160,254
      Current portion of notes payable                                                             166,665                       -
      Current portion of obligations under capital leases                                          726,683                 699,029
      Income taxes payable                                                                          92,372                  66,151
      Deferred taxes payable                                                                       164,690                 114,000
      Due to stockholders                                                                                -                 339,912
                                                                                          -----------------------------------------
                             Total Current Liabilities                                           2,973,208               2,379,346
DEFERRED CREDITS                                                                                   381,360                 265,520
DEFERRED TAXES PAYABLE                                                                             303,068                 265,000
PENSION LIABILITY                                                                                  154,450                 191,258
NOTES PAYABLE                                                                                      333,335                       -
OBLIGATIONS UNDER CAPITAL LEASES, NET OF
      CURRENT PORTION                                                                            1,494,958               1,490,323
                                                                                          -----------------------------------------
                             Total Liabilities                                                   5,640,379               4,591,447
                                                                                          -----------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value; 5,000 shares authorized;
            no shares issued                                                                             -                       -
      Common stock, $.001 par value; 25,000,000 shares authorized;
            4,577,909 and 4,425,000 shares issued and outstanding
            at September 30, 1997 and December 31, 1996, respectively                                4,578                   4,425
      Additional paid-in capital                                                                 7,323,055               6,860,267
      Retained earnings                                                                            947,027                 211,269
                                                                                          -----------------------------------------
                             Total Stockholders' Equity                                          8,274,660               7,075,961
                                                                                          -----------------------------------------
                                                                                          $     13,915,039         $    11,667,408
                                                                                          =========================================


The accompanying notes are an integral part of these statements.


                                                                -4-

                                                   KATZ DIGITAL TECHNOLOGIES, INC.
                                                      STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)



                                                                      Three Months Ended                   Nine Months Ended
                                                                          September 30,                      September 30,
                                                                 ------------------------------     -------------------------------
                                                                      1997              1996              1997              1996
                                                                      ----              ----              ----              ----
Net sales                                                        $  5,560,534      $  3,906,584      $ 14,711,263      $ 11,204,938
Cost of goods sold                                                  2,486,337         1,825,960         6,546,880         4,800,623
                                                                 ------------      ------------      ------------      ------------
              Gross profit                                          3,074,197         2,080,624         8,164,383         6,404,315

  Selling, general and administrative expenses                      2,420,204         1,912,233         6,635,271         5,331,062
                                                                 ------------      ------------      ------------      ------------

Operating income                                                      653,993           168,391         1,529,112         1,073,253
Interest expense (income) -net                                         27,021            18,109            76,407            49,220
                                                                 ------------      ------------      ------------      ------------
              Earnings before provision for income taxes              626,972           150,282         1,452,705         1,024,033
Provision for income taxes                                            310,226            70,414           716,945         1,091,318

              Net earnings (loss)                                $    316,746      $     79,868      $    735,760      $    (67,285)
                                                                 ============      ============      ============      ============


Pro forma data
  Historical earnings before provision for income taxes          $    626,972      $    150,282      $  1,452,705      $  1,024,033
  Provision for income taxes                                          310,226            70,414           716,945           481,881
                                                                 ------------      ------------      ------------      ------------
              Net earnings                                       $    316,746      $     79,868      $    735,760      $    542,152
                                                                 ============      ============      ============      ============

Net earnings per share                                           $       0.07      $       0.02      $       0.16      $       0.14
                                                                 ============      ============      ============      ============

Weighted average number of shares outstanding                       4,704,957         4,477,211         4,570,816         3,986,336
                                                                 ============      ============      ============      ============


                                                                -5-

                                           KATZ DIGITAL TECHNOLOGIES, INC.
                                               STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                         --------------------------------------------
                                                                                   1997                     1996
                                                                                   ----                     ----
Cash flows from operating activities
       Net earnings (loss)                                                       $  735,760               $  (67,285)
       Adjustments to reconcile net earnings (loss) to net cash
             provided by operating activities:
             Depreciation and amortization                                          991,979                  712,183
             Deferred credits                                                       115,840                  240,694
             Deferred taxes                                                        (114,000)                 521,000
             Increase (decrease) in cash flows from changes in
               operating assets and liabilities (net of acquisition):
                   Accounts receivable                                           (1,582,451)              (1,265,713)
                   Work-in-process inventory                                        (12,284)                 (72,833)
                   Prepaid expenses and other current assets                         23,872                  (26,552)
                   Other assets                                                      12,094                    2,672
                   Accounts payable and accrued expenses                            396,760                  704,520
                   Income taxes payable                                             (68,975)                 (59,165)
                   Net pension liability                                            (36,808)                (186,869)
                                                                         -------------------  -----------------------
             Net cash provided by operating activities                              456,140                  502,652
                                                                         -------------------  -----------------------
Cash flows from investing activities:
       Purchase of property and equipment - net                                    (666,756)                (889,956)
       Purchase of Certificate of Deposit                                                 -                   (2,089)
       Purchase of Advanced Digital Services, Inc.                                 (470,023)                       -
       Purchase of The Sarabande Press, Inc.                                              -               (1,090,678)
                                                                         --------------------------------------------
             Net cash used in investing activities                               (1,136,779)              (1,982,723)
                                                                         --------------------------------------------
Cash flows from financing activities:
       Distributions to stockholders                                               (339,912)                (956,054)
       Payments of obligations under capital leases                                (559,235)                (502,390)
       Net proceeds from public offering                                                  -                6,361,892
                                                                         -------------------  -----------------------
             Net cash provided by (used in) financing activities                   (899,147)               4,903,448
                                                                         -------------------  -----------------------
             NET INCREASE (DECREASE) IN CASH AND
                   CASH EQUIVALENTS                                              (1,579,786)               3,423,377
Cash and cash equivalents - beginning of period                                   3,428,175                  200,729
                                                                         ===================  =======================
Cash and cash equivalents - end of period                                        $1,848,389               $3,624,106
                                                                         ===================  =======================

Supplemental disclosures of cash flow information:
       Cash paid during the period for
             Interest                                                            $  171,596               $  141,056
             Income taxes                                                        $  797,700               $  628,734

Supplemental disclosures of noncash investing and financing activities:
       Capital lease obligations of $803,524 and $1,674,895 were incurred in the nine month periods ended September 30, 1997 and 1996, respectively, as a result of the Company entering into new equipment leases.


                           The accompanying notes are an integral part of these statements.

                                                         -6-

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

NOTE B - TERMINATION OF S CORPORATION STATUS AND PRO FORMA INFORMATION

Prior to the consummation of the Company's initial public offering, The Company filed its Federal and state income tax returns under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, no provision had been made in the accompanying financial statements for Federal and certain state income taxes for the S Corporation periods, since income of the Company was taxable directly to its stockholders. The Company was however, liable for certain state and local taxes, which are reflected in the accompanying financial statements. Upon closing of the public offering, the Company's income tax status as an S Corporation terminated. The Company converted to a C Corporation, adopted the accrual basis of accounting and is subject to both Federal and state corporate income taxes. Accordingly, $723,000 additional Federal and state income taxes, applicable to temporary differences in the recognition of income and expenses for financial accounting and income tax reporting purposes existing at March 26, 1996 (the date of the initial public offering), have been recorded and charged to operations for the nine months ended September 30, 1996. Pro forma income taxes in 1996 reflect an additional provision for income taxes at the effective Federal, state and local rates applied to the Company's financial statement income.

Pro forma earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the period. The shares outstanding for the period ending September 30, 1996, give retroactive effect to the merger and recapitalization of the Company as well as 154,443 shares deemed to be outstanding, which represent the approximate number of shares deemed to be sold by the Company (at an assumed public offering price of $5.00 per share) to fund the portion of the shareholder distribution in excess of 1995 undrawn earnings.

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

The Financial Accounting Standards Board also released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards, No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), requiring that all public businesses report financial and descriptive information about their reportable operating segments. Both Statements are applicable to reporting periods beginning after December 15, 1997. The impact of adopting SFAS No. 130 is not expected to be material to the consolidated financial statements. Management is currently evaluating the effect of SFAS No. 131 on consolidated financial statement disclosures.

NOTE D - ACQUISITIONS

As reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 1997, on July 31, 1997 the Company completed its acquisition by merger of Advanced Digital Services, Inc. ("ADS"). The purchase price of $1,585,673 was composed of $500,000 in cash, $250,000 in 7% five year notes and 301,818 restricted shares of the Company's common stock. The final purchase price is subject to adjustment based on Net Worth (as defined in the Plan and Agreement of Merger, filed as an exhibit to the Form 8-K) pursuant to an audit of ADS's financial statements, the collectability of certain accounts receivable and revenues generated by the ADS operations during the twelve month period following the merger. In addition, concurrent with the merger, the former shareholders of ADS each entered into five year employment agreements, as well as agreements imposing certain non-competition and confidentiality restrictions.

The acquisition of ADS has been treated as a "purchase" for the purposes of generally accepted accounting principles, with the purchase price allocated based on the fair value of the assets acquired and liabilities assumed. Approximately $648,000 was allocated to goodwill.

In conjunction with the 1996 acquisition of The Sarabande Press, Inc. notes payable, common stock, additional paid in capital and accrued interest totaling $767,276 with a corresponding amount of goodwill, was recorded in the nine month period ended September 30, 1997.

NOTE E - PRO FORMA RESULTS

The unaudited pro-forma results of operations, which reflects the purchase of ADS as if the combination occurred as of the beginning of the period, are as follows:

                                                           Nine Months Ended September 30,
                                                       ---------------------------------------
                                                             1997                    1996
                                                             ----                    ----

Net Sales                                                   $16,211,602           $12,865,494
Net Earnings                                                    512,187                95,556
Pro-Forma Net Earnings                                          512,187               657,667
Pro-Forma Net Earnings Per Share                       $            .11      $            .14
Weighted average number of shares outstanding                 4,805,563             4,805,563

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

                                                    Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                      -------------               -------------
                                                    1997          1996          1997          1996
                                                    ----          ----          ----          ----
Net sales                                           100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====
Cost of goods sold                                   44.7%         46.7%         44.5%         42.8%
Gross profit                                         55.3%         53.3%         55.5%         57.2%
Selling, general and administrative expenses         43.5%         48.9%         45.1%         47.6%
Net earnings (loss)                                   5.7%          2.0%          5.0%          (.6%)
Pro forma net earnings                                5.7%          2.0%          5.0%          4.8%

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Net sales for the three months ended September 30, 1997 were $5,560,534, an increase of $1,653,950 or 42.3%, compared to $3,906,584 for the three months ended September 30, 1996. The increase in net sales was primarily attributable to increased volume of services to existing customers, growth of the customer base sales from new products and the inclusion of sales from Advanced Digital Services, Inc.("ADS"), which was acquired on July 31, 1997 (the "Acquisition")..

         Cost of goods sold for the three months ended September 30, 1997 was $2,486,337, an increase of $660,377, or 36.2%, compared to $1,825,960 for the three months ended September 30, 1996. The increase in cost of goods sold was primarily attributable to cost increases for supplies and labor related to the increased sales.

         Gross profit for the three months ended September 30, 1997 was $3,074,197, an increase of $993,573, or 47.8%, compared to $2,080,624 for the three months ended September 30, 1996. Gross profit as a percent of net sales increased to 55.3% for the three months ended September 30, 1997 from 53.3% in the prior year. The increased gross profit percentage in 1997 was attributable to the significant increase in sales volume from 1996 to 1997.

         Selling, general and administrative expenses for the three months ended September 30, 1997 were $2,420,204, an increase of $507,971, or 26.6%, compared to $1,912,233 for the three months ended September 30, 1996. The increase was primarily attributable to sales related compensation, goodwill amortization for the Sarabande acquisition, increased rent related to additional facilities, and management salaries for added personnel.

         Net interest expense for the three months ended September 30, 1997 was $27,021, an increase of $8,912 compared to $18,109 for the three months ended September 30, 1996. The increase was due to reduced interest income from the investment of the reduced balance of unused proceeds from the Company's March 1996 initial public offering of its securities (the "IPO").

         As a result of the foregoing, net earnings increased to $316,746 ($.07 per share) for the three months ended September 30, 1997 from $79,868 ($.02 per share) for the prior comparable period, an increase of $236,878 ($.05 per share).

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Net sales for the nine months ended September 30, 1997 were $14,711,263, an increase of $3,506,328 or 31.3%, compared to $11,204,938 for the nine months ended September 30, 1996. The increase in net sales was primarily attributable to increased volume of services, including increased sales of digital short run printing.

         Cost of goods sold for the nine months ended September 30, 1997 was $6,546,880, an increase of $1,746,257, or 36.4%, compared to $4,800,623 for the nine months ended September 30, 1996. The increase in cost of goods sold was primarily attributable to production costs added through the Sarabande acquisition plus increased production wages and supplies related to the greater volume and changed mix in services.

         Gross profit for the nine months ended September 30, 1997 was $8,164,383, an increase of $1,760,068 or 27.5%, compared to $6,404,315 for the nine months ended September 30, 1996. Gross profit as a percent of net sales decreased to 55.5% for the nine months ended September 30, 1997 from 57.2% in the prior year. The lower gross profit percentage in 1997 was attributable to the continuing change in the Company's product mix favoring digital short run printing, which generates a lower gross profit rate than the Company's other services, increases in production equipment depreciation as a result of major equipment acquisitions over the last twelve months and increases in the cost of service contracts for new equipment and equipment for which the initial warranty period has expired.

         Selling, general and administrative expenses for the nine months ended September 30, 1997 were $6,635,271, an increase of $1,304,209, or 24.5%, compared to $5,331,062 for the nine months ended September 30, 1996. The increase was primarily attributable to greater costs for sales related compensation, management personnel, and costs associated with the Sarabande acquisition including goodwill amortization.

         Net interest expense for the nine months ended September 30, 1997 was $76,407, an increase of $27,187 or 55.2% compared to $49,220 for the nine months ended September 30, 1996. The increase in expense was due to decreased interest income from the investment of unused proceeds from the IPO.

         Included in the provision for income taxes for the nine months ended September 30, 1996 is a non-recurring charge of $723,000 for additional Federal and state income taxes resulting from the termination of the Company's S Corporation tax status.

         As a result of the foregoing, net earnings (loss) increased to $735,760 for the nine months ended September 30, 1997 from a loss of $67,285 for the prior comparable period, an increase of $803,045. Net earnings, after giving effect to a pro forma adjustment for income tax provisions in 1996, would have been $735,760 ($.16 per share) and $542,152 ($.14 per share) for the nine months ended September 30, 1997 and 1996, respectively. The "per share" earnings in 1997 included the effect of a 15% increase in the average number of shares outstanding in that period. The increase in the number of shares outstanding was primarily due to the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had working capital of $4,324,825 substantially unchanged from working capital of $4,498,057 at December 31, 1996.

         Net cash provided by operating activities totaled $456,140 for the nine months ended September 30, 1997 compared to $502,652 in the prior year. The decrease in the first nine months of 1997 compared to the first nine months of 1996 include increases from the improved earnings from 1996 to 1997 plus increased depreciation and amortization. These increases were more than offset by a net increase in operating assets and liabilities, principally growth in accounts receivable.

         Cash flows from investing activities were related to purchases of property and equipment and the acquisitions of Sarabande and ADS. Cash provided from financing activities decreased $5,796,139 in the first nine months of 1997 as compared to 1996 as a result of the Company's 1996 IPO partly reduced by the completion of distributions to the S corporation shareholders in 1997. The net effect of cash flows from operating activities, investing activities and financing activities was a net decrease in cash during the first nine months of 1997 of $1,579,786 to an ending balance of $1,848,389.

         The Company maintains a $3,000,000 line of credit with a commercial bank. At September 30, 1997 there were no outstanding borrowings under the line. The Company believes that current cash balances, current borrowing capacity and cash generated by operations, will provide sufficient cash to meet its operating requirements for the next twelve months.
See "Forward Looking Information."

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

PART II.    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (c)  Recent Sales of Unregistered Securities.

      On July 31, 1997, Advanced Digital Services, Inc. ("ADSI") was merged with and into Katz Digital Acquisition, Inc., a wholly-owned subsidiary of the Registrant ("KDAI"), pursuant to a Plan and Agreement of Merger (the "Merger Agreement") by and among the Registrant, ADSI, the former shareholders of ADSI (the "ADSI Shareholders") and KDAI (the "Merger"). ADSI, based in New York, New York, provides digital prepress printing services to leading advertising agencies, publishers and other businesses. Upon effectiveness of the Merger, KDAI, the surviving corporation (the "Survivor Corporation"), assumed the name "Advanced Digital Services, Inc." and succeeded to, and will continue to own and operate, the business and assets of ADSI.

      As partial consideration for the Merger, the ADSI Shareholders received 301,818 shares of the Registrant's Common Stock, par value $.001 per share (the "Merger Shares"). Such consideration is subject to adjustment based on the collectibility of certain accounts receivable of ADSI and variations from certain amounts of ADSI's net worth on July 31, 1997, or the revenues generated by the Survivor Corporation during the first twelve month period following the Merger, all as more fully specified in the Merger Agreement. The certificates representing the Merger Shares will be held in escrow pending the final determination of the Merger consideration.

      The number of the Merger Shares (which are subject to adjustment as described above) was determined by dividing $835,673 by the average closing price of the Registrant's Common Stock for twenty (20) consecutive trading days on the NASDAQ National Market ending three (3) business days prior to the date of consummation of the Merger.

      The ADSI Shareholders have agreed not to sell or otherwise transfer the Merger Shares until February 1, 1999. The Registrant has undertaken to use its best efforts to prepare and file a Registration Statement with the Securities and Exchange Commission to allow for the resale of the Merger Shares after such date pursuant to the Securities Act of 1933, as amended (the "Act").

      The issuance of the securities listed above were sold without registration under the Act, as they did not involve any public offering, pursuant to the provisions of Section 4(2) of the Act.

      (d)   Use of Proceeds.

      The Company commenced an initial public offering of its securities on March 26, 1996 (the "Effective Date"), whereby it received net proceeds of $6,420,000 (the "Proceeds"). Since the Effective Date, the Company has spent the following approximate amounts of the Proceeds towards the purposes indicated:

      1.    Cash Payments In Connection
             with the Acquisition of the
             Sarabande Press, Inc. and
             Advanced Digital Services, Inc. -              $1,797,948

      2.    Working Capital -                                4,476,893

      The expenditure by the Company of the Proceeds for any other items not listed above has not changed since the Company's last filed periodic report and, pursuant to the Act and the rules and regulations promulgated thereby, the listing of such expenditures is omitted from this report.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

Exhibit No.       Description
-----------       -----------

2.1 Plan and Agreement of Merger by and among the Registrant, Advanced Digital Services, Inc., the former shareholders of Advanced Digital
                  Services, Inc. and Katz Digital Acquisition,
                  Inc., a wholly owned subsidiary of the
                  Registrant, with schedules thereto. (1)

2.2 Employment Agreement dated July 31, 1997 by and between Advanced Digital Services, Inc. and
                  David Katz. (1)

2.3 Employment Agreement dated July 31, 1997 by and between Advanced Digital Services, Inc. and Gary Ritkes. (1)

2.4 Non-Competition Agreement dated July 31, 1997 by and between the Registrant and David Katz. (1)

2.5 Non-Competition Agreement dated July 31, 1997 by and between the Registrant and Gary Ritkes. (1)

3.1               Certificate of Incorporation (2)

3.2               By-Laws (2)

27.1*             Financial Data Schedule

      ------------------
      *     Filed herewith.

      (1) Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed with the Commission on August 13, 1997 and incorporated herein by reference.

      (2)   Filed as an exhibit to the Registrant's Registration
            Statement on Form SB-2 (File No. 333-1190) and the amendments thereto, and incorporated herein by reference.

      (B)   REPORTS ON FORM 8-K

      On August 13, 1997, the Registrant filed a Current Report on Form 8-K, reporting the Merger. See "Item 2 - Changes in Securities and Use of Proceeds." No other Current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   KATZ DIGITAL TECHNOLOGIES, INC.
                                   --------------------------------------------
                                                   (Registrant)


Date: November 12, 1997            /s/     Gary Katz
                                   --------------------------------------------
                                   Gary Katz
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)

Date:  November 12, 1997           /s/     Donald L. Flamm
                                   --------------------------------------------
                                   Donald L. Flamm
                                   Vice President-Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)