Form 10QSB/A
period 1997-09-30
KATZ DIGITAL TECHNOLOGIES INC
filed 1997-11-21
CIK 1007518

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                  FORM 10-QSB/A

                                  -------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _________________


                         COMMISSION FILE NUMBER - 027934


                         KATZ DIGITAL TECHNOLOGIES, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                             13-3871120
          (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

           21 PENN PLAZA
        NEW YORK, NEW YORK 10001                             10001
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 594-4800

                                ----------------




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  x   No
    ---     ---
                    -----------------------------------------



The number of shares outstanding of the Issuer's common stock is 4,503,745 (as of November 3, 1997).



===============================================================================

                         KATZ DIGITAL TECHNOLOGIES, INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB/A
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 1997

                             ITEMS IN FORM 10-QSB/A


                                                                 Page
                                                                 ----
Facing page

Part I

Item 1.    Financial Statements.                                    1

Item 2.    Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations.                             None

Part II

Item 1.    Legal Proceedings and Claims.                          None

Item 2.    Changes in Securities and Use of Proceeds.             None

Item 3.    Default Upon Senior Securities.                        None

Item 4.    Submission of Matters to
           a Vote of Security Holders.                            None

Item 5.    Other Information.                                     None

Item 6.    Exhibits and Reports on Form 8-K.                      None

Signatures

                                     PART I



ITEM 1.  FINANCIAL STATEMENTS

         The Company is filing this Amendment #1 to its Form 10-QSB, originally filed with the Securities and Exchange Commission on November 12, 1997, to correct the Company's Financial Statements by inserting a new line item in its Statement of Cash Flows, "Gain on early termination of capital lease", in the amount of ($8,790.00) and by changing the amount of the item "Depreciation and amortization" for 1997 in its Statement of Cash Flows from $991,979.00 to $995,122.00. There were no other changes to the remainder of such Financial Statements or to the balance of the information contained in the originally filed Form 10-QSB.

                            KATZ DIGITAL TECHNOLOGIES, INC.
                                 BALANCE SHEETS


                                                                                   September 30, 1997
                                                                                      (Unaudited)       December 31, 1996
                                            ASSETS                                    -----------       -----------------
CURRENT ASSETS
      Cash and cash equivalents                                                   $     1,848,389       $       3,428,175
      Accounts receivable, net of allowance for doubtful accounts of $326,738
           and $94,738 at September 30, 1997 and December 31, 1996, respectively        5,358,367               3,216,386
      Work-in-process inventory                                                            81,612                  69,328
      Prepaid expenses and other current assets                                           161,733                 163,514
                                                                                  ---------------------------------------
                            Total Current Assets                                        7,450,101               6,877,403
PROPERTY AND EQUIPMENT - NET                                                            4,000,766               3,568,853
OTHER ASSETS                                                                               68,239                  80,333
GOODWILL - NET                                                                          2,395,933               1,140,819
                                                                                  =======================================
                                                                                  $    13,915,039       $      11,667,408
                                                                                  =======================================

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued liabilities                                    $     1,822,798       $       1,160,254
      Current portion of notes payable                                                    166,665                      --
      Current portion of obligations under capital leases                                 726,683                 699,029
      Income taxes payable                                                                 92,372                  66,151
      Deferred taxes payable                                                              164,690                 114,000
      Due to stockholders                                                                      --                 339,912
                                                                                  ---------------------------------------
                            Total Current Liabilities                                   2,973,208               2,379,346
DEFERRED CREDITS                                                                          381,360                 265,520
DEFERRED TAXES PAYABLE                                                                    303,068                 265,000
PENSION LIABILITY                                                                         154,450                 191,258
NOTES PAYABLE                                                                             333,335                      --
OBLIGATIONS UNDER CAPITAL LEASES, NET OF
  CURRENT PORTION                                                                       1,494,958               1,490,323
                                                                                  ---------------------------------------
                            Total Liabilities                                           5,640,379               4,591,447
                                                                                  ---------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value; 5,000 shares authorized;
           no shares issued                                                                   --                       --
      Common stock, $.001 par value; 25,000,000 shares authorized;
           4,577,909 and 4,425,000 shares issued and outstanding
           at September 30, 1997 and December 31, 1996, respectively                       4,578                    4,425
      Additional paid-in capital                                                       7,323,055                6,860,267
      Retained earnings                                                                  947,027                  211,269
                                                                                  ---------------------------------------
                            Total Stockholders' Equity                                 8,274,660                7,075,961
                                                                                  ---------------------------------------
                                                                                  $   13,915,039             $ 11,667,408
                                                                                  =======================================




        The accompanying notes are an integral part of these statements.

                         KATZ DIGITAL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended        Nine Months Ended
                                                                September 30,              September 30,
                                                          -----------------------   --------------------------
                                                             1997        1996         1997             1996
                                                             ----        ----         ----             ----
Net sales                                                 $5,560,534   $3,906,584   $14,711,263   $ 11,204,938
Cost of goods sold                                         2,486,337    1,825,960     6,546,880      4,800,623
                                                          -----------------------   --------------------------
             Gross profit                                  3,074,197    2,080,624     8,164,383      6,404,315

  Selling, general and administrative expenses             2,420,204    1,912,233     6,635,271      5,331,062
                                                          -----------------------   --------------------------

Operating income                                             653,993      168,391     1,529,112      1,073,253
Interest expense (income) -net                                27,021       18,109        76,407         49,220
                                                          -----------------------   --------------------------
             Earnings before provision for income taxes      626,972      150,282     1,452,705      1,024,033
Provision for income taxes                                   310,226       70,414       716,945      1,091,318
                                                          -----------------------   --------------------------
             Net earnings (loss)                          $  316,746   $   79,868   $   735,760   $    (67,285)
                                                          =======================   ==========================

Pro forma data
  Historical earnings before provision for income taxes   $  626,972   $  150,282   $ 1,452,705   $  1,024,033
  Provision for income taxes                                 310,226       70,414       716,945        481,881
                                                          -----------------------   --------------------------
             Net earnings                                 $  316,746   $   79,868   $   735,760   $    542,152
                                                          =======================   ==========================

Net earnings per share                                    $     0.07   $     0.02   $      0.16   $       0.14
                                                          =======================   ==========================

Weighted average number of shares outstanding              4,704,957    4,477,211     4,570,816      3,986,336
                                                          =======================   ==========================

                         KATZ DIGITAL TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                     1997            1996
                                                                                     ----            ----
Cash flows from operating activities
      Net earnings (loss)                                                       $   735,760    $   (67,285)
      Adjustments to reconcile net earnings (loss) to net cash
           provided by operating activities:
           Depreciation and amortization                                            995,122        712,183
           Deferred credits                                                         115,840        240,694
           Gain on early termination of capital lease                                (8,790)
           Deferred taxes                                                          (114,000)       521,000
           Increase (decrease) in cash flows from changes in operating assets and liabilities (net of acquisition):
                Accounts receivable                                              (1,582,451)    (1,265,713)
                Work-in-process inventory                                           (12,284)       (72,833)
                Prepaid expenses and other current assets                            23,872        (26,552)
                Other assets                                                         12,094          2,672
                Accounts payable and accrued expenses                               396,760        704,520
                Income taxes payable                                                (68,975)       (59,165)
                Net pension liability                                               (36,808)      (186,869)
                                                                                -----------    -----------
           Net cash provided by operating activities                                456,140        502,652
                                                                                -----------    -----------
Cash flows from investing activities:
      Purchase of property and equipment - net                                     (666,756)      (889,956)
      Purchase of certificate of deposit                                                  -         (2,089)
      Purchase of Advanced Digital Services, Inc.                                  (470,023)             -
      Purchase of The Sarabande Press, Inc.                                               -     (1,090,678)
                                                                                --------------------------
           Net cash used in investing activities                                 (1,136,779)    (1,982,723)
                                                                                --------------------------
Cash flows from financing activities:
      Distributions to stockholders                                                (339,912)      (956,054)
      Payments of obligations under capital leases                                 (559,235)      (502,390)
      Net proceeds from public offering                                                   -      6,361,892
                                                                                -----------    -----------
           Net cash provided by (used in) financing activities                     (899,147)     4,903,448
                                                                                -----------    -----------
           NET INCREASE (DECREASE) IN CASH AND
                CASH EQUIVALENTS                                                 (1,579,786)     3,423,377
Cash and cash equivalents - beginning of period                                   3,428,175        200,729
                                                                                ===========    ===========
Cash and cash equivalents - end of period                                       $ 1,848,389    $ 3,624,106
                                                                                ===========    ===========

Supplemental disclosures of cash flow information:
      Cash paid during the period for
           Interest                                                             $   171,596    $   141,056
           Income taxes                                                         $   797,700    $   628,734

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

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

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

The Financial Accounting Standards Board also released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), requiring that all public businesses report financial and descriptive information about their reportable operating segments. Both Statements are applicable to reporting periods beginning after December 15, 1997. The impact of adopting SFAS No. not expected to be material to the consolidated financial statements. Management is currently evaluating the effect of SFAS No. 131 on consolidated financial statement disclosures.

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

NOTE E - PRO FORMA RESULTS

The unaudited pro-forma results of operations, which reflects the purchase of ADS as if the combination occurred as of the beginning of the period, are as follows:



                                                               Nine Months Ended September 30,
                                                         ------------------------------------------
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



                                    Registrant:

                                    KATZ DIGITAL TECHNOLOGIES, INC.



Date: November 21, 1997             By:   /s/ Gary Katz
                                       ---------------------------------------
                                       Chairman and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date: November 21, 1997             By:   /s/ Donald L. Flamm
                                       ---------------------------------------
                                       Vice President - Finance and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)