Form 10KSB
period 1997-12-31
KATZ DIGITAL TECHNOLOGIES INC
filed 1998-03-31
CIK 1007518

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-KSB
(MARK ONE)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM                TO
                           COMMISSION FILE NUMBER 0-27934

                           KATZ DIGITAL TECHNOLOGIES, INC.
                   (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                   DELAWARE                                      13-3871120
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


            TWENTY-ONE PENN PLAZA                                  10001
              NEW YORK, NEW YORK                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

ISSUER'S TELEPHONE NUMBER: (212) 594-4800

                                    TITLE OF CLASS  EXCHANGE ON WHICH REGISTERED
                                    --------------  ----------------------------
SECURITIES REGISTERED PURSUANT TO   COMMON STOCK,    NASDAQ NATIONAL MARKET
SECTION 12(G) OF THE EXCHANGE ACT:  $.001 PAR
                                    VALUE

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $19,839,689

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 24, 1998: $10,999,724

     The number of shares outstanding of the Issuer's Common Stock is 4,948,649 (as of 3/24/98).

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III, incorporated by reference into the Company's Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, filed with the Commission on March 27, 1998.

     Transitional Small Business Disclosure Format:  Yes:  [ ]     No:  [X]
================================================================================

                        KATZ DIGITAL TECHNOLOGIES, INC.
                     INDEX TO ANNUAL REPORT ON FORM 10-KSB
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                              ITEMS IN FORM 10-KSB

FACING PAGE                              PAGE
-----------                              ----
PART I
  Item  1.   Description of Business.....................................     1
  Item  2.   Description of Properties...................................     5
  Item  3.   Legal Proceedings...........................................  None
  Item  4.   Submission of Matters to a Vote of Security Holders.........  None

PART II
  Item  5.   Market for Common Equity and Related Stockholder Matters....     6
  Item  6.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................     7
  Item  7.   Financial Statements........................................    10
  Item  8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  None

PART III
  Item  9.   Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange
               Act.......................................................    10
  Item 10.   Executive Compensation......................................    10
  Item 11.   Security Ownership of Certain Beneficial Owners and
               Management................................................    10
  Item 12.   Certain Relationships and Related Transactions..............    10
  Item 13.   Exhibits and Reports on Form 8-K............................    11
Signatures...

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

     Katz Digital Technologies, Inc. (the "Company") provides a broad range of digital prepress and digital short-run printing services to produce full-color and black and white printed materials. The Company was organized in 1987 as a typography brokerage business and, in February 1991, discontinued substantially all of its typography brokerage operations and commenced offering digital prepress services. The Company commenced offering digital short-run printing services in February 1994 with its Cactus printing system and expanded such capabilities by adding Indigo and Heidelberg printing capabilities in February 1995 and February 1996, respectively. In August 1996, the Company acquired The Sarabande Press, Inc., a company located in lower Manhattan of New York City, providing services similar to those provided by the Company but to a different customer base. In July 1997, the Company acquired Advanced Digital Services, Inc., a New York City prepress company specializing in high-end retouching.

INDUSTRY OVERVIEW

     Prepress services involve the transfer of an image into high resolution masters. During the process, images and colors can be changed to achieve the desired end result. Once the process is completed, the work is ready for volume printing. Prior to the use of computers in the design of printed materials, prepress services were labor-intensive mechanical processes. Digital prepress services provide the ability to produce high-quality pre-production materials, such as Iris and Fiery prints, film and paper proofs, full-color film separations, match prints and plate-ready film, and allow customers to modify or alter an image prior to approval of the design, in less time and at reduced costs due to the elimination of labor-intensive mechanical processes.

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

     The digital prepress and digital printing industry, which began in the early 1990s as a result of the widespread use of computers, is a new and emerging industry. The market for these services is growing rapidly and is expected to continue to grow rapidly in the near future. The Company expects (based on publicly available reports and articles) that annual revenues from digital short-run printing services, will increase from a currently estimated $7 billion, to an estimated $20 billion, by the year 2001, an annual growth rate of 27%. See "Forward Looking Information."

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

     - Digital C Prints. In 1997, the Company began offering Digital C Prints, which are large format prints using a photographic process as contrasted with toner-based products. The prints are available in sizes up to 49" x 49" and can be produced as backlit, or print matte or gloss, on photographic paper. The Company's normal turnaround time for this service is approximately 24 hours.

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

  Katz On-Line

     The Company offers a service known as Katz On-Line, through which customers communicate with the Company via computer modem. Customers are able to place orders with the Company directly over Katz On-Line by completing order forms electronically and downloading their files onto the Company's computer network. Katz On-Line can also be used by customers to make inquiries about their projects and send files to the Company to complete or add to a file previously sent (either by Katz On-Line or otherwise). During 1996, the Company significantly enhanced this service through the installation of ISDN transmission lines, which increases the speed of transmission between the Company and the customer, as well as the addition of internet capabilities. The Company believes that Katz On-Line customers who utilize this service shorten the turnaround time for completion of their projects. During 1997, Katz On-Line was enhanced to provide internet access to customers and a Wide-Area Network ("WAN") for intercompany communications.

  Digital Photography

     In the second quarter of 1997, the Company commenced operations of its newly constructed digital photography studio. The studio consists of approximately 7,500 square feet of space and provides facilities for digital photographic shoots of various types of products. Digital photography, similar to traditional forms of photography, generally involves the shooting of still shots of inanimate objects or live models. Unlike traditional photography, the resulting images are captured and stored on a computer rather than on film and can be more readily manipulated to meet customer requirements. The Company expects that digital photography services will attract new customers, as well as complement the digital printing services provided to existing customers. See "Forward Looking Information."

SALES AND MARKETING

     The Company's sales efforts are conducted primarily through the efforts of its 28 sales representatives. Each sales representative maintains a list of current customers and is expected to solicit potential customers. The Company's sales representatives are paid a percentage of net sales and, in certain cases, receive a base salary.

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

     Many of the Company's relationships with its customers are long-standing. The Company, however, does not generally have any long-term written commitments from its customers; rather, sales are made for individual projects pursuant to purchase orders placed from time to time in the ordinary course of business. Continued engagements by customers for successive jobs are primarily dependent upon the quality of customer service previously provided. No single customer accounted for greater than 4% of the Company's net sales in the year ended December 31, 1997.

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

EMPLOYEES

     As of March 10 1998, the Company employed 397 persons, including 5 executive officers, of whom 9 were part-time employees and 388 were full-time employees. The Company believes that its relations with its employees are satisfactory. None of the Company's employees are represented by a union.

ITEM 2.  DESCRIPTION OF PROPERTY

     During 1997, the Company leased the following spaces: (i) approximately 24,000 square feet of space at Twenty-One Penn Plaza, New York, New York, used for the Company's principal executive offices and production facilities, expiring on June 30, 2008, with a monthly base rent of $27,700, increasing to $36,900 per month on July 1, 1998, and further increasing to $40,900 per month on April 1, 2002 for the remainder of the term of the lease; (ii) approximately 8,000 square feet of space also at Twenty-One Penn Plaza, used for the Company's digital photography studio, expiring on June 30, 2008, with a monthly base rent of $11,700 until March 31, 2002 and $12,900 for the remainder of the term of the lease; and (iii) approximately 660 square feet of space at 5300 West Atlantic Avenue, Delray Beach, Florida, used for sales office, at a monthly rent of

$1,100. The lease for such Florida space expired on February 28, 1998. As of March 24, 1998, the Company was occupying such space without a written lease agreement in effect, and is in the process of negotiating the terms of a written lease agreement for such space. The Company believes that its current facilities are satisfactory for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information.

     Since March 1996, the Company's Common Stock has traded on the NASDAQ National Market System under the symbol "KATC." The following table sets forth the high and low sales prices of the Common Stock as reported by NASDAQ for each full quarterly period since such date.

                                                              HIGH      LOW
                                                              ----      ---
Fiscal Year Ended December 31, 1996
  First Quarter (March 26 to March 31)......................   $6 1/4   $5 1/16
  Second Quarter............................................    8 1/8    5 1/4
  Third Quarter.............................................    5 3/4    3 3/4
  Fourth Quarter............................................    4 1/8    2 3/4
Fiscal Year Ended December 31, 1997
  First Quarter.............................................   $4       $2
  Second Quarter............................................    3 5/8    2
  Third Quarter.............................................    5 1/2    2 3/8
  Fourth Quarter............................................    5 1/8    3 3/8

  Security Holders.

     To the best knowledge of the Company, at March 24, 1998, there were 42 record holders of the Company's Common Stock. The Company believes there are numerous beneficial owners of the Company's Common Stock whose shares are held in "street name." To the best knowledge of the Company, the number of beneficial owners as of March 24, 1998 was 716.

  Dividends.

     Except for S corporation distributions made to the Company's stockholders prior to March 25, 1996 (the effective date of the initial public offering of the Company's Common Stock), the Company has not paid, and has no current plans to pay, dividends on its Common Stock. The Company currently intends to retain all earnings for use in its business.

  Sales of Unregistered Securities.

     In 1997, the Company granted options under its Amended and Restated 1996 Stock Option Plan to 42 persons (39 employees and 3 non-employee directors) to purchase an aggregate of 347,500 shares of the Company's Common Stock at exercise prices ranging from $2.63 to $5.19 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's statement of operations. The statements of operations contained in the Company's financial statements and the following table also includes pro forma adjustments for income taxes for 1996 and 1995.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Net Sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   46.2     44.9     38.5
Gross profit................................................   53.8     55.1     61.5
Selling, general and administrative expenses................   46.0     47.8     42.5
Net earnings (loss).........................................    4.4     (1.3)    16.1
Pro forma net earnings......................................    4.4      2.2      9.2

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales for the year ended December 31, 1997 were $19,839,689, an increase of $4,273,770 or 27.5%, as compared to $15,565,919 for the year ended December 31, 1996. The increase in net sales was primarily attributable to increased volume of services to existing customers, growth of the customer sales base from new products and the inclusion of sales from Advanced Digital Services, Inc. ("ADS") which was acquired on July 31, 1997 and The Sarabande Press ("Sarabande"), which was acquired on August 1, 1996.

     Cost of goods sold for the year ended December 31, 1997 was $9,159,226, an increase of $2,170,727, or 31.1%, as compared to $6,988,499 for the year ended December 31, 1996. The increase in cost of goods sold was primarily attributable to (i) increased production wages and supplies related to the greater volume including sales from the acquisitions of ADS and Sarabande and (ii) the increased proportion of digital short-run printing services which have a greater cost of sales than the Company's prepress services.

     Gross profit for the year ended December 31, 1997 was $10,680,463, an increase of $2,103,043, or 24.5%, compared to $8,577,420 for the year ended December 31, 1996. Gross profit as a percent of net sales decreased to 53.8% for the year ended December 31, 1997 from 55.1% for the year ended December 31, 1996. The decreased gross profit rate in 1997 compared to 1996 reflects the increased proportion of digital short-run printing services which have a lower gross profit margin than the Company's prepress services.

     Selling, general and administrative expenses for the year ended December 31, 1997 were $9,116,431, an increase of $1,681,616, or 22.6%, as compared to
$7,434,815 for the year ended December 31, 1996. The increase was primarily attributable to (i) increased selling costs associated with the increased level of sales, (ii) increased administrative salaries and related payroll taxes,
(iii) increased rent and (iv) increased goodwill amortization.

     Net interest expense for the year ended December 31, 1997 was $111,738, an increase of $44,317 or 65.7% compared to $67,421 for the year ended December 31, 1996. The increase was due to a combination of less interest income earned on the unused proceeds from the Company's initial public offering as those funds were used in the business and increased interest expense from additional borrowings for production equipment in the form of capital leases. In 1997, the settlement gain of $154,450 from the termination of the Company's defined benefit pension plan, resulted from the final distribution of plan assets to beneficiaries.

     The provision for taxes in 1997 reflect an effective rate of 46.0% compared to an effective rate of 53.4% on a pro forma basis in 1996. The lower rate in 1997 results from the greater level of earnings before tax and additional state tax credits in 1997. Actual income taxes in 1996 amounted to $940,131 and included a non-recurring charge of $660,000 due to the termination of the Company's Subchapter S status.

     As a result of the foregoing, net earnings (loss) increased to $867,983 for the year ended December 31, 1997 from a loss of $197,176 for the year ended December 31, 1996, an increase of $1,065,159. Net earnings after giving effect to a pro forma adjustment for income tax provisions in 1996 would have been $346,563.

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

     Cost of goods sold for the year ended December 31, 1996 was $6,988,499, an increase of $2,891,637, or 70.6%, as compared to $4,096,862 for the year ended December 31, 1995. The increase in cost of goods sold was primarily attributable to increased production personnel and startup costs for the Company's new Heidelberg printing press, which generally has greater costs of sales as compared to other services provided by the Company, and increased production personnel in other digital short-run printing services. Other contributing factors included additional costs associated with the Company's fulfillment of increased orders for the Company's services, severe weather conditions which hampered production efforts during the Company's move to its current facility in January 1996 and the inclusion of the operations of The Sarabande Press, Inc. which was acquired in August 1996.

     Gross profit for the year ended December 31, 1996 was $8,577,420, an increase of $2,030,544, or 31.0%, compared to $6,546,876 for the year ended December 31, 1995. Gross profit as a percent of net sales decreased to 55.1% for the year ended December 31, 1996 from 61.5% for the year ended December 31, 1995. The lower gross profit percentage in 1996 was attributable to certain one-time costs associated with the Company's continued expansion into digital short-run printing in addition to the impact of an increased proportion of sales of this lower margin service (compared to digital prepress services).

     Selling, general and administrative expenses for the year ended December 31, 1996 were $7,434,815, an increase of $2,906,564, or 64.2%, as compared to
$4,528,251 for the year ended December 31, 1995. The increase was primarily attributable to increased costs associated with the Company's move to a larger facility and additional management personnel reflecting increased levels of business including the acquisition of The Sarabande Press, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had working capital of $4,109,920, compared to working capital of $4,498,058 at December 31, 1996. Substantially all of the working capital decrease was attributable to decreased cash and cash equivalents including the unused portion of amounts raised through the Company's initial public offering in 1996 offset by an accounts receivable increase.

     Net cash provided by operating activities was $590,515 for the year ended December 31, 1997 and resulted primarily from the net earnings for the year. Net cash used in investing activities totaled $1,288,249 and resulted from investment in property and equipment and the acquisition of ADS. Net cash used in financing activities amounted to $1,078,511 including payments to stockholders and payments made under capital lease obligations. Cash and cash equivalent balances decreased by $1,776,245 in 1997 to a total of $1,651,930 at December 31, 1997.

     The Company maintained a $3,000,000 line of credit with a commercial bank. At December 31, 1997, there were no outstanding borrowings under the line. On January 9, 1998, in conjunction with an acquisition as described below, the Company replaced the line of credit with a secured revolving credit facility note. The Company believes that the current cash balances, current borrowing capacity and cash generated from operations during the year will provide sufficient cash to meet its operating requirements for the next twelve months. See "Forward Looking Information".

     On January 9, 1998 as amended on March 6, 1998, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Speed Graphics, Inc. (Speed) and DDP, Inc. an affiliate of Speed. Speed is based in New York City and provides commercial photo lab, prepress, photo imaging and digital short-run printing services.

     As aggregate consideration for the acquisition, Speed received cash in the amount of $10,964,000 and 173,913 shares of the Company's common stock valued at $750,000.

     Concurrently with the acquisition, the Company entered into a loan agreement with a commercial bank whereby the bank agreed to loan the Company (i) $6,000,000 in the form of a secured term loan note and (ii) up to $7,000,000 in the form of secured revolving credit loans. The term loan note is payable in sixteen (16) quarterly installments and bears interest at either the bank's Alternate Base Rate or the adjusted LIBOR rate plus the Applicable Margin, at the Company's option. The revolving credit loans, which are available at the lesser of $7,000,000 or the Adjusted Borrowing Base, are payable on December 31, 2002 and each revolving credit loan may be designated by the Company as an Alternate Base Rate Loan or a Eurodollar loan. The Company used a portion of the available financing to fund the cash portion of the acquisition consideration. The loan agreement contains certain restrictive covenants including minimum tangible net worth, fixed charge coverage and funded debt ratio.

     On July 31, 1997 the Company completed its acquisition by merger of Advanced Digital Services, Inc. ("ADS"). The purchase price, after adjustments as provided in the acquisition agreement, of $1,406,284 was composed of $500,000 in cash, $70,611 in 7% five year notes and 301,818 restricted shares of the Company's common stock. The final purchase price is subject to adjustment based on revenues generated by the ADS operations during the twelve month period following the merger. In addition, concurrent with the merger, the former shareholders of ADS each entered into five year employment agreements, as well as agreements imposing certain non-competition and confidentiality restrictions.

OTHER MATTERS

     The Company believes that advanced information processing is essential to maintaining its competitive position. The Company has upgraded its management information systems to ensure proper processing of transactions including those relating to the Year 2000 and beyond. Although the Company believes that the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not affect the information system of such customers and vendors as they relate to the Company's business, or that any such impact on such customers' and vendors' information systems would not have a material adverse effect on the Company's business, financial condition or results of operations.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for the

Company's fiscal year ending December 31, 1998. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for net income and not for comprehensive income. Adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial statement disclosures.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ending December 31, 1998. The statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statement disclosures.

ITEM 7.  FINANCIAL STATEMENTS

     Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of the Company, together with the report of Grant Thornton, LLP, dated February 20, 1998 (except for Note O, as to which the date is March 6, 1998).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required under this Item was included in the Company's 1998 Proxy Statement under the headings "Election of Directors," "Executive Officers," "The Committees," "Attendance at Meetings" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934," was filed with the Securities and Exchange Commission and mailed to shareholders of the Company on or about March 27, 1998, and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required under this Item was included in the Company's 1998 Proxy Statement under the heading "Executive Compensation," was filed with the Securities and Exchange Commission and mailed to shareholders of the Company on or about March 27, 1998, and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this Item was included in the Company's 1998 Proxy Statement under the heading "Securing Ownership of Certain Beneficial Owners and Management," was filed with the Securities and Exchange Commission and mailed to shareholders of the Company on or about March 27, 1998, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item was included in the Company's 1998 Proxy Statement under the heading "Certain Relationships and Related Transactions," was filed with the Securities and Exchange Commission and mailed to shareholders of the Company on or about March 27, 1998, and is incorporated herein by reference.

                          FORWARD LOOKING INFORMATION

     This Annual Report on Form 10-KSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of Management, as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-KSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Certificate of Incorporation of the Company(1)
  3.2     By-Laws of the Company(1)
 10.1     Amended and Restated 1996 Stock Option Plan(2)
 10.2     Employment Agreement by and between the Company and Gary
          Katz(1)
 10.3*    Employment Agreement by and between the Company and Lisa J.
          Sklar
 10.4*    Employment Agreement by and between the Company and Michael
          Sklar
 10.5     Employment Agreement by and between the Company and Geoffrey
          Barsky(1)
 10.6.1   Lease of the Company's offices at Twenty-One Penn Plaza, New
          York, New York(1)
 10.6.2*  Amendment to Exhibit 10.6.1.
  21*     Subsidiaries of the Company
   27     Financial Data Schedule(3)

---------------
 *  Filed herewith.

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated March 25, 1996 (File No. 333-1190), and the amendments thereto, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's 1997 Proxy Statement, filed with the Commission on Form 14A on March 26, 1997, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Current Report on Form 8-K/A, filed with the Commission on March 24, 1998.

     (b) Reports on Form 8-K

     On October 14, 1997, the Company filed a Current Report on Form 8-K/A, providing the requisite financial information in connection with the July 31, 1997 merger of Advanced Digital Services, Inc. ("ADSI") with and into Katz Digital Acquisition, Inc., a wholly-owned subsidiary of the Company ("KDAI"), pursuant to a Plan and Agreement of Merger by and among the Company, ADSI, the former shareholders of ADSI and KDAI. The Company filed no other Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1997.

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

Dated: March 31, 1998

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

                   /s/ GARY KATZ                     Chairman and Chief Executive       March 31, 1998
---------------------------------------------------    Officer (Principal Executive
                     Gary Katz                         Officer)

                /s/ DONALD L. FLAMM                  Vice President -- Finance and      March 31, 1998
---------------------------------------------------    Chief Financial Officer
                  Donald L. Flamm                      (Principal Financial and
                                                       Accounting Officer)

               /s/ MICHAEL D. SKLAR                  Vice President -- Business         March 31, 1998
---------------------------------------------------    Development and Director
                 Michael D. Sklar

                /s/ MURRAY L. SKALA                  Director                           March 31, 1998
---------------------------------------------------
                  Murray L. Skala

              /s/ RONALD B. GRUDBERG                 Director                           March 31, 1998
---------------------------------------------------
                Ronald B. Grudberg

               /s/ BURTT R. EHRLICH                  Director                           March 31, 1998
---------------------------------------------------
                 Burtt R. Ehrlich

                        KATZ DIGITAL TECHNOLOGIES, INC.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
Katz Digital Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Katz Digital Technologies, Inc. at December 31, 1997 and 1996 and the consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Katz Digital Technologies, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                /s/ GRANT THORNTON LLP

New York, New York
February 20, 1998
(except for Note O as to which the date is March 6, 1998)

                        KATZ DIGITAL TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
                                         ASSETS
  Cash and cash equivalents.................................  $ 1,651,930    $ 3,428,175
  Accounts receivable, net of allowance for doubtful
     accounts of $140,238 and $94,738 at December 31, 1997
     and 1996, respectively.................................    4,723,183      3,216,386
  Work-in-process inventory.................................      100,483         69,328
  Prepaid expenses and other current assets.................      106,651        163,514
  Prepaid income taxes......................................      185,554             --
                                                              -----------    -----------
          Total current assets..............................    6,767,801      6,877,403
  Property and Equipment -- Net (Note D)....................    3,893,006      3,568,853
  Other Assets..............................................      288,508         80,333
  Goodwill -- Net (Notes B and I)...........................    2,627,485      1,140,819
                                                              -----------    -----------
                                                              $13,576,800    $11,667,408
                                                              ===========    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued expenses.....................  $ 1,732,277    $ 1,160,254
  Current portion of obligations under capital leases (Note
     E).....................................................      739,603        699,029
  Income taxes payable......................................           --         66,151
  Deferred taxes payable (Note F)...........................      186,000        114,000
  Due to stockholders (Note H)..............................           --        339,912
                                                              -----------    -----------
          Total current liabilities.........................    2,657,880      2,379,346
  Deferred credits (Note E).................................      410,774        265,520
  Deferred taxes payable....................................       85,000        265,000
  Pension liability.........................................                     191,258
  Notes payable.............................................      300,000             --
  Obligations under capital leases, net of current portion
     (Note E)...............................................    1,351,568      1,490,323
                                                              -----------    -----------
          Total liabilities.................................    4,805,222      4,591,447
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (NOTE E)

STOCKHOLDERS' EQUITY (NOTES A, H, I AND K)
  Preferred stock, $.001 par value; 5,000 shares authorized;
     no shares issued.......................................           --             --
  Common stock, $.001 par value; 25,000,000 shares
     authorized; 4,705,202 and 4,425,000 shares issued and
     outstanding at December 31, 1997 and 1996,
     respectively...........................................        4,705          4,425
  Additional paid-in capital................................    7,687,621      6,860,267
  Retained earnings.........................................    1,079,252        211,269
                                                              -----------    -----------
          Total stockholders' equity........................    8,771,578      7,075,961
                                                              -----------    -----------
                                                              $13,576,800    $11,667,408
                                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                        KATZ DIGITAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
Net sales...........................................  $19,839,689    $15,565,919    $10,643,738
Cost of goods sold..................................    9,159,226      6,988,499      4,096,862
                                                      -----------    -----------    -----------
     Gross profit...................................   10,680,463      8,577,420      6,546,876
Operating expenses
     Selling, general and administrative............    9,116,431      7,434,815      4,528,251
                                                      -----------    -----------    -----------
Operating income....................................    1,564,032      1,142,605      2,018,625
Settlement (gain), curtailment loss (Note G)........     (154,450)       332,179
Interest expense, net...............................      111,738         67,421        105,379
                                                      -----------    -----------    -----------
     Earnings before provision for income taxes.....    1,606,744        743,005      1,913,246
Provision for income taxes (Notes B and F)
  Current...........................................    1,049,519        771,181        202,503
  Deferred..........................................     (310,758)       169,000          2,000
                                                      -----------    -----------    -----------
                                                          738,761        940,181        204,503
                                                      -----------    -----------    -----------
     Net earnings (loss)............................  $   867,983    $  (197,176)   $ 1,708,743
                                                      ===========    ===========    ===========
Pro forma data (Note J)
  Historical income before income taxes.............                 $   743,005    $ 1,913,246
  Provision for income taxes........................                     396,442        936,905
                                                      -----------    -----------    -----------
  Net earnings......................................                 $   346,563    $   976,341
                                                      ===========    ===========    ===========
Basic Earnings Per Share............................                 $       .08    $       .33
                                                      ===========    ===========    ===========
Diluted Earnings Per Share..........................                 $       .08    $       .33
                                                      ===========    ===========    ===========
Historical
  Basic Earnings (Loss) Per Share...................  $       .19    $      (.05)   $       .57
                                                      ===========    ===========    ===========
  Diluted Earnings (Loss) Per Share.................  $       .19    $      (.05)   $       .57
                                                      ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                        KATZ DIGITAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      COMMON STOCK                       MINIMUM     ADDITIONAL       TOTAL
                                  ---------------------    RETAINED      PENSION      PAID IN     STOCKHOLDERS'
                                   SHARES     PAR VALUE    EARNINGS     ADJUSTMENT    CAPITAL        EQUITY
                                  ---------   ---------   -----------   ----------   ----------   -------------
BALANCE AT DECEMBER 31, 1994....  2,800,000    $2,800     $ 2,139,220    $(94,136)                 $ 2,047,884
Net earnings....................         --        --       1,708,743          --                    1,708,743
Distributions to stockholders...         --        --      (1,353,173)         --                   (1,353,173)
Minimum pension liability
  adjustment (Note G)...........         --        --              --      94,136                       94,136
                                  ---------    ------     -----------    --------    ----------    -----------
BALANCE AT DECEMBER 31, 1995....  2,800,000     2,800       2,494,790          --                    2,497,590
                                  ---------    ------     -----------    --------    ----------    -----------
Net loss........................         --        --        (197,176)         --                     (197,176)
Distributions to stockholders...         --        --      (1,586,345)         --                   (1,586,345)
Net proceeds from public
  offering......................  1,625,000     1,625                                $6,360,267      6,361,892
Transfer of S Corp. retained
  earnings to additional paid-in
  capital.......................         --        --        (500,000)         --       500,000             --
                                  ---------    ------     -----------    --------    ----------    -----------
BALANCE AT DECEMBER 31, 1996....  4,425,000     4,425         211,269          --     6,860,267      7,075,961
                                  ---------    ------     -----------    --------    ----------    -----------
Net earnings....................                              867,983                                  867,983
Stock issued for acquisitions...    220,106       220                                   627,415        627,635
Stock issued on partial
  conversion of note payable....     60,096        60                                   199,939        199,999
                                  ---------    ------     -----------    --------    ----------    -----------
BALANCE AT DECEMBER 31, 1997....  4,705,202    $4,705     $ 1,079,252          --    $7,687,621    $ 8,771,578
                                  =========    ======     ===========    ========    ==========    ===========

        The accompanying notes are an integral part of these statements.

                        KATZ DIGITAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)...............................  $   867,983    $  (197,176)   $ 1,708,743
  Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities
     Depreciation and amortization..................    1,384,606      1,085,718        554,051
     Deferred credits...............................      145,254        265,520
     Interest payable to stockholders...............                      49,034
     Settlement (gain), curtailment loss............     (154,450)       332,179
     Deferred taxes.................................     (310,758)       169,000          2,000
     Increase (decrease) in cash flows from changes
       in operating assets and liabilities, net of
       acquisitions in 1997 and 1996
       Accounts receivable..........................   (1,083,728)    (1,236,384)      (138,274)
       Work-in-process inventory....................      (31,155)       (62,038)        (1,754)
       Prepaid expenses and other current assets....       78,954        (16,481)       (44,028)
       Other assets.................................     (208,175)        10,579        (61,566)
       Accounts payable and accrued expenses........      285,696        642,624        156,060
       Income taxes.................................     (346,904)         6,986        (14,941)
       Net pension liability........................      (36,808)       (32,257)       (78,969)
                                                      -----------    -----------    -----------
     Net cash provided by operating activities......      590,515      1,017,304      2,081,322
                                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment-net............     (759,026)    (1,057,787)      (394,290)
  Purchase (release from escrow) of Certificate of
     Deposit........................................                     233,600       (233,600)
  Cash paid for acquisitions........................     (529,223)    (1,297,948)
                                                      -----------    -----------    -----------
     Net cash used in investing activities..........   (1,288,249)    (2,122,135)      (627,890)
                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to stockholders.....................     (339,912)    (1,295,467)    (1,353,173)
  Payments of obligations under capital leases......     (738,599)      (734,148)      (356,172)
  Net proceeds from public offering.................           --      6,361,892             --
                                                      -----------    -----------    -----------
     Net cash (used in) provided by financing
       activities...................................   (1,078,511)     4,332,277     (1,709,345)
                                                      -----------    -----------    -----------
     Net Increase (Decrease) in Cash and Cash
       Equivalents..................................   (1,776,245)     3,227,446       (255,913)
Cash and cash equivalents -- beginning of period....    3,428,175        200,729        456,642
                                                      -----------    -----------    -----------
Cash and cash equivalents -- end of period..........  $ 1,651,930    $ 3,428,175    $   200,729
                                                      ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for Interest............  $   248,841    $   196,567    $   115,394
     Income taxes...................................  $ 1,303,820    $   762,899    $   217,444
                                                      ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Capital lease obligations of $858,875, $1,848,931, and $792,986 were incurred in December 31, 1997, 1996 and 1995, respectively, when the Company entered into new leases for equipment.

     During the year ended December 31, 1997, $500,000 of convertible promissory notes were issued in connection with the 1996 acquisition of Sarabande of which $199,939 was converted into 60,096 shares of common stock.

        The accompanying notes are an integral part of these statements.

                        KATZ DIGITAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company operates in a single business segment and provides a broad range of digital prepress and digital short-run printing services to produce full-color and black and white printed materials to a wide variety of market segments, principally in the New York City area.

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

5.  CONCENTRATIONS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. In general, such investments exceed the FDIC insurance limit. The Company provides credit, in the normal course of business, to a significant number of advertising firms in New York City. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable exposure is limited. The carrying value of financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable and accounts payable) approximate fair market value.

                        KATZ DIGITAL TECHNOLOGIES, INC.

     The Company is dependent upon a limited amount of third parties for certain supplies and equipment used in its operations. Although the Company believes that alternatives are available for most of the supplies, one product is available from a sole source. The Company's inability to obtain these supplies could have a severe impact in the near term.

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

7.  GOODWILL

     Goodwill represents the excess of purchase price over net assets of businesses acquired and is being amortized by the straight-line method over its estimated useful lives ranging from 5 to 20 years. At December 31, 1997, and 1996, accumulated amortization amounted to $91,361 and $67,859, respectively.

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

9.  EARNINGS PER SHARE

     The Company has adopted SFAS No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. In accordance with SFAS No. 128, all comparative periods have been restated as of December 31, 1997. Basic EPS is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding.

10.  PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

11.  RECLASSIFICATIONS

     Certain amounts have been reclassified to conform to the 1997 presentation.

NOTE C -- LINE OF CREDIT

     The Company entered into an agreement with a bank providing for a $3,000,000 line of credit. Borrowings under the line of credit bear interest at the prime rate (8.5% on December 31, 1997), are

                        KATZ DIGITAL TECHNOLOGIES, INC.

collateralized by trade receivables of the Company and becomes due on June 30, 1998. The line of credit contains certain covenants including minimum net worth and tangible net worth requirements and was terminated in January 1998 in connection with a new loan agreement (see Note 0). There was no balance outstanding at December 31, 1997.

NOTE D -- PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1997           1996
                                                            -----------    -----------
Furniture and fixtures....................................  $   206,594    $   137,765
Equipment.................................................    6,195,395      4,956,455
Leasehold improvements....................................      576,366        493,932
                                                            -----------    -----------
                                                              6,978,355      5,588,152
                                                            -----------    -----------
Less: accumulated depreciation and amortization...........   (3,085,349)    (2,019,299)
                                                            -----------    -----------
                                                            $ 3,893,006    $ 3,568,853
                                                            ===========    ===========

NOTE E -- LEASE COMMITMENTS

1.  CAPITAL LEASE AGREEMENTS

     The Company has entered into various capital lease agreements for computers and other equipment, carried at $4,115,661 and $3,549,408 at 1997 and 1996, respectively. The leases expire at various times through 2001. Accumulated amortization amounted to $2,094,394 and $1,438,406 at 1997 and 1996, respectively. The related future minimum lease payments, as of December 31, 1997, are as follows:

                                                              LEASE PAYMENTS
                                                              --------------
Fiscal year
  1998......................................................    $  897,778
  1999......................................................       791,190
  2000......................................................       565,363
  2001......................................................       101,405
                                                                ----------
Net minimum lease payments..................................     2,355,736
Amount representing interest................................       264,565
                                                                ----------
Obligations under capital lease agreements..................    $2,091,171
                                                                ==========
Current portion.............................................       739,603
Long-term portion...........................................     1,351,568
                                                                ----------
                                                                $2,091,171
                                                                ==========

2.  OPERATING LEASE COMMITMENTS

     The Company leases office space and various equipment under operating lease arrangements which run through 2008. The rent expense under these operating leases for the years ended December 31, 1997, 1996 and

                        KATZ DIGITAL TECHNOLOGIES, INC.

1995 was $1,027,000, $765,000 and $296,000, respectively. The future minimum rentals for operating leases are as follows:

                YEAR ENDING DECEMBER 31,                     AMOUNT
                ------------------------                   ----------
1998.....................................................  $  984,508
1999.....................................................     854,832
2000.....................................................     770,261
2001.....................................................     692,789
2002.....................................................     581,366
Thereafter...............................................   3,149,900
                                                           ----------
                                                           $7,033,656
                                                           ==========

     On September 27, 1995, the Company entered into a lease for office space which expires in June 2008. In order to secure the lease, the Company entered into a letter of credit agreement for $467,200. Rent expense under this lease is accounted for on the straight-line basis. At December 31, 1997 and 1996 deferred rent totaled approximately $411,000 and $266,000, respectively.

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

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Deferred income taxes arise principally from differences between the accrual method of accounting used for financial reporting and the cash method of accounting used for income tax purposes through March 26, 1996 and differences in amounts deducted for pension expense for income tax purposes and amounts deducted for financial reporting purposes (Note J). The effect of the change to the accrual method of accounting for income tax purposes will be included in taxable income ratably over a four year-period.

                        KATZ DIGITAL TECHNOLOGIES, INC.

     Components of the Company's deferred tax liability are as follows:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1997         1996
                                                       ---------    ---------
Difference between accrual and cash basis of
  accounting.........................................  $ 551,000    $ 611,000
Accrued pension curtailment (loss)...................                 (78,000)
Tax over financial statement depreciation............     52,000      (13,000)
Deferred rent........................................   (189,000)    (125,000)
Goodwill amortization................................    (47,000)      (4,000)
Capital leases.......................................    (31,000)
Allowance for doubtful accounts......................    (65,000)     (12,000)
                                                       ---------    ---------
                                                       $ 271,000    $ 379,000
                                                       ---------    ---------
Short-term...........................................  $ 186,000    $ 114,000
Long-term............................................     85,000      265,000
                                                       ---------    ---------
                                                       $ 271,000    $ 379,000
                                                       =========    =========

     The provision for income taxes in 1997 consists of the following:

Current
  Federal...................................................  $  649,653
  State.....................................................     399,866
                                                              ----------
                                                              $1,049,519
Deferred (benefit)..........................................    (310,758)
                                                              ----------
                                                              $  738,761
                                                              ==========

     The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the 1997 financial statements:

                                                                      PERCENT
                                                          AMOUNT     OF INCOME
                                                         --------    ---------
Provision for Federal income taxes at the statutory
  rate.................................................  $546,293     34.0%
State and local income taxes, net of Federal income tax
  benefit..............................................   178,412      11.1
State ITC credits......................................   (24,750)     (1.5)
Permanent differences..................................    38,806       2.4
                                                         --------      ----
                                                         $738,761     46.0%
                                                         ========      ====

NOTE G -- PENSION PLAN

     On December 30, 1993, the Company adopted a qualified defined benefit plan (the "Plan") which replaced a weighted profit-sharing plan. The Plan covered all employees with at least one year of service who are at least 21 years of age. Pension plan benefits are based on participants' compensation. The annual contribution was based on the minimum amounts as determined under the Employee Retirement Income Security Act of 1974 ("ERISA"). The pension expense for the years ended December 31, 1995, 1996 and 1997 was $249,000, $155,000 and $69,000,
respectively. The Plan's assets were invested in guaranteed investment contracts and life insurance policies.

     On February 20, 1997, the Board of Directors adopted a resolution to terminate the Company's defined benefit plan as of March 20, 1997. Under the provisions of SFAS No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company

                        KATZ DIGITAL TECHNOLOGIES, INC.

recognized a $332,179 ($.04 per share after tax) net curtailment loss in 1996 and a $154,450 settlement gain in 1997 ($.02 per share after tax).

     Net pension cost for the Company-sponsored pension plan prior to the curtailment consists of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1996       1995
                                                           --------   --------
Normal service cost......................................  $151,799   $194,088
Interest cost............................................    37,083     50,312
Actual return on plan assets.............................   (35,270)    17,954
Net amortization and deferral............................     1,000    (12,868)
                                                           --------   --------
Net pension cost.........................................  $154,612   $249,486
                                                           ========   ========

     The reconciliation of the funded status of the plan to the amount reported in the Company's balance sheet is as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1996        1995
                                                              ---------   ---------
Actuarial present value of benefit obligations
  Estimated present value of vested benefits................  $ 429,661   $ 285,499
  Estimated present value of nonvested benefits.............    106,295      87,254
                                                              ---------   ---------
     Accumulated benefit obligation.........................    535,956     372,753
  Value of future pay increases.............................    140,833     150,285
                                                              ---------   ---------
     Projected benefit obligation...........................    676,789     523,038
Estimated market value of plan assets.......................    719,476     497,455
                                                              ---------   ---------
     Excess (deficiency) of plan assets over projected
      benefit obligation....................................     42,687     (25,583)
Prior service costs.........................................    438,389     457,449
Unrecognized net gain.......................................   (340,155)   (323,202)
                                                              ---------   ---------
     Pension asset before curtailment loss..................  $ 140,921   $ 108,664
                                                              =========   =========
Curtailment loss............................................   (332,179)
                                                              ---------
Pension liability...........................................  $(191,258)
                                                              =========

     The assumptions used as of December 31, 1996 and 1995 in determining pension expense and funded status shown above were as follows:

Discount rate...............................................   7.09%
Rate of salary progression..................................   3.00
Long-term rate of return on assets..........................   7.09

NOTE H -- STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

     On March 26, 1996, the Company consummated an initial public offering of 1,600,000 shares of its common stock at a price of $5.00 per share. The net proceeds to the Company from the offering were $6,361,892. In connection with the public offering, the Company declared to its principal stockholders an S Corporation dividend of retained earnings in excess of $500,000. To the extent that the Company did not have sufficient cash to pay such distribution, it issued promissory notes payable in an aggregate monthly

                        KATZ DIGITAL TECHNOLOGIES, INC.

amount of $100,000, which payments commenced in April and were payable through March 25, 1997 with interest at 9% per annum.

     In connection with the December 1995 merger as described in Note A, the Board of Directors declared a 14,000-to-1 stock split of the Company's common stock, resulting in outstanding shares of 2,800,000. An amount equal to $2,800 was transferred from retained earnings to the common stock account retroactively reflect the split.

     The Certificate of Incorporation authorizes the Board of Directors to issue preferred stock, from time to time, in one or more series, with such voting powers, designations, preferences, and relative, participating, optional, conversion or other special rights, and such qualifications, limitations and restrictions, as the Board of Directors may, in its sole discretion, determine.

NOTE I -- ACQUISITIONS

THE SARABANDE PRESS, INC.

     On August 1, 1996, the Company completed the acquisition of certain of the assets of The Sarabande Press, Inc. ("Sarabande"), a digital pre-press firm located in New York City. The purchase price for the acquired assets was subject to adjustment based on the performance of Sarabande. At closing, the Company paid Sarabande one million dollars in cash.

     The $900,000 balance of the purchase price, which was subject to adjustment based on the gross revenue of Sarabande in the twelve (12) months following the acquisition, was accounted for as contingent purchase price for financial accounting purposes and consisted of: (i) a five hundred thousand dollar ($500,000) promissory note with interest at the prime rate, payable to Sarabande, and convertible at Sarabande's option into shares of the Company's common stock (the "Note"), and (ii) 78,745 shares of the Company's common stock (the "Shares"). The 1996 financial statements reflect the $1,000,000 in cash paid at the closing and the 1997 financial statements reflect an additional $767,000 of contingent purchase price which was recorded in the 1997 financial statements when the contingency was resolved.

     The acquisition of Sarabande has been treated as a "purchase" for the purposes of generally accepted accounting principles, with the purchase price plus acquisition expenses allocated based on the fair value of the assets acquired and liabilities assumed. Approximately $1,734,000 has been allocated to goodwill. The results of Sarabande have been included from its date of acquisition.

ADVANCED DIGITAL SERVICES, INC.

     On July 31, 1997, The Company completed its acquisition of Advanced Digital Services, Inc. (ADS), a digital prepress company located in New York City. The purchase price of $1,585,673 was composed of $500,000 in cash, $250,000 in 7% five year notes and 301,818 restricted shares of the Company's stock held in escrow at December 31, 1997. The final purchase price is subject to adjustment based on defined net worth, based on an audit of ADS's financial statements, the collectability of certain accounts receivable and revenues generated by the ADS operations during the twelve month period following the merger. The 1997 financial statements reflect a purchase price of $891,399 and the remaining purchase price will be recorded when the contingency is resolved. In addition, concurrent with the merger, the former shareholders of ADS each entered into five year employment agreements, as well as agreements imposing certain non-competition and confidentiality restrictions.

     The acquisition of ADS has been accounted for as a "purchase" for the purposes of generally accepted accounting principles, with the purchase price allocated based on the fair value of the assets acquired and liabilities assumed. Approximately $648,000 was allocated to goodwill. The results of ADS have been included from its date of acquisition.

                        KATZ DIGITAL TECHNOLOGIES, INC.

PRO FORMA INFORMATION

     The unaudited pro forma results of operations, which reflect the purchase of ADS and Sarabande into the Company as if the combination occurred as of the beginning of each period, are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
Net sales.........................................  $21,340,028    $19,181,131
Net earnings......................................  $   821,167    $   389,779
Pro forma net earnings(1).........................  $   821,167    $   780,265
Pro forma net earnings per share -- basic(1)......  $       .18    $       .19
Pro forma net earnings per share -- diluted(1)....  $       .17    $       .19
                                                    ===========    ===========

---------------
(1) Also adjusted in 1996 to reflect additional income taxes, which the Company was not subject to because of its status as an S corporation.

     The pro forma information should be read in conjunction with the related historical information.

NOTE J -- PRO FORMA INFORMATION

1.  PRO FORMA STATEMENTS OF OPERATIONS (UNAUDITED)

     The pro forma adjustment in the 1996 and 1995 Statements of Operations reflect a provision for income taxes based upon pro forma pretax earnings as if the Company had been subject to Federal and additional state and local income taxes which it was not subject to until March 26, 1996.

     The pro forma provision for income taxes in 1996 and 1995 after giving effect to the Federal statutory rate of 34% and an approximate state and local tax provision of 14% after reflecting the Federal tax benefit, consists of the following:

                                                 YEAR ENDED DECEMBER 31,
                                                 ------------------------
                                                    1996          1995
                                                 ----------    ----------
Federal........................................   $225,505      $553,482
State and local................................    170,937       383,423
                                                  --------      --------
                                                  $396,442      $936,905
                                                  ========      ========

     The differences between pro forma income tax expense in 1996 and 1995 shown in the Statements of Operations and the pro forma computed income tax expense based on the Federal statutory corporate tax rate are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1996          1995
                                                         ----------    ----------
Computed income taxes based on Federal statutory
  corporate rate of 34%................................   $252,622      $650,504
State and local income taxes, net of Federal benefit...    112,819       253,059
Permanent differences..................................     31,001        33,342
                                                          --------      --------
                                                          $396,442      $936,905
                                                          ========      ========

2.  PRO FORMA EARNINGS PER SHARE

     Pro forma earnings per share are based on the weighted average number of common shares outstanding during the period. The shares outstanding for the period give retroactive effect to the merger and

                        KATZ DIGITAL TECHNOLOGIES, INC.

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

NOTE K -- STOCK OPTIONS AND STOCK PURCHASE WARRANTS

     In February 1996, the Board of Directors and stockholders approved the adoption of a stock option plan (the "Plan"). The Plan, as amended on March 25, 1997, provides for the grant of options to purchase up to 650,000 shares of the Company's common stock. These options may be granted to employees, officers of the Company, nonemployee directors of the Company and consultants to the Company. The Plan provides for granting of options to purchase the Company's common stock at not less than the fair value of such shares on the date of the grant.

     The Plan provides for a one-time automatic grant of an option to purchase 20,000 shares of common stock at the market value of the common stock on the date of the grant to those directors serving on the Board of Directors on the date that the Plan was adopted and also to those persons who become nonemployee directors of the Company in the future, upon their appointment or election as directors of the Company. The Plan also provides for quarterly grants to each nonemployee director of the Company of options to purchase 5,000 shares at the market value of the common stock of the Company on the date of each grant.

     The Company granted options to purchase an aggregate of 241,000 shares of common stock under the Plan as of the effective date of its public offering at $5.00 per share, the initial public offering price.

     The following table summarizes option activity for the years ended December 31, 1997 and 1996, respectively:

                                                                       WEIGHTED
                                                        NUMBER         AVERAGE
                                                       OF SHARES    EXERCISE PRICE
                                                       ---------    --------------
BALANCE, DECEMBER 31, 1995...........................        --            --
Granted..............................................   308,500         $4.99
Exercised............................................        --            --
Forfeited............................................   (40,000)        $4.69
                                                        -------         -----
BALANCE AT DECEMBER 31, 1996.........................   268,500         $5.04
Granted..............................................   347,500         $3.87
Exercised............................................        --            --
Forfeited............................................   (56,000)        $2.99
                                                        -------         -----
BALANCE AT DECEMBER 31, 1997.........................   560,000         $4.52
                                                        =======         =====

     The following table summarizes option data as of December 31, 1997:

                                     NUMBER            WEIGHTED       WEIGHTED       NUMBER
                                 OUTSTANDING AS        AVERAGE        AVERAGE    EXERCISABLE AS       WEIGHTED
RANGE OF                         OF DECEMBER 31,      REMAINING       EXERCISE   OF DECEMBER 31,      AVERAGE
EXERCISE PRICES                       1997         CONTRACTUAL LIFE    PRICE          1997         EXERCISE PRICE
---------------                  ---------------   ----------------   --------   ---------------   --------------
$2.63 to $5.75.................      560,000             4.9           $4.52         173,176           $5.00

     The Company applies APB Opinion No. 25 in measuring stock compensation. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended

                        KATZ DIGITAL TECHNOLOGIES, INC.

December 31, 1997 and 1996. The fair value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:

                                                             1997       1996
                                                            -------    -------
Dividend yield............................................       0%         0%
Risk-free interest rate...................................    6.22%      6.03%
Expected life
  Directors and officers..................................  5 years    5 years
  Others..................................................  4 years    4 years
Expected volatility.......................................      40%        57%

     Had compensation cost been determined under SFAS No. 123 for the years ended December 31, 1997 and 1996, net income and earnings per share would have been reduced as follows:

                                                           1997        1996
                                                         --------    --------
Net earnings
  As reported..........................................  $867,983    $346,563
  Pro forma for stock options..........................   613,685     153,497
Pro forma earnings per share
  As reported (basic and diluted)......................  $    .19    $    .08
  Pro forma for stock options
     (basic and diluted)...............................  $    .13    $    .04

     During the initial phase-in period of SFAS No. 123, such compensation expense may not be representative of the future effects of applying this statement.

NOTE L -- EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with certain officers and employees.

     Amounts due under such employment agreements are as follows:

1998...................................................    $1,727,408
1999...................................................     1,689,273
2000...................................................       890,471
2001...................................................       944,239
2002...................................................       736,995
                                                           ----------
                                                           $5,988,386
                                                           ==========

NOTE M -- INTEREST EXPENSE, NET

     Interest expense, net is composed of the following:

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
Interest expense...........................  $250,967    $245,601    $115,394
Interest income............................  (139,229)   (178,180)    (10,015)
                                             --------    --------    --------
                                             $111,738    $ 67,421    $105,379
                                             ========    ========    ========

                        KATZ DIGITAL TECHNOLOGIES, INC.

NOTE N -- EARNINGS PER SHARE

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
HISTORICAL
Basic shares...........................................   4,531,819     4,179,907     2,990,644
Dilution
  Convertible notes....................................     140,278
  Stock options........................................      52,289
  Acquisition contingent earnout.......................      17,319
                                                         ----------    ----------    ----------
Diluted shares.........................................   4,741,705     4,179,907     2,990,644
                                                         ==========    ==========    ==========
Basic income (loss) available to common shareholders...  $  867,983    $ (197,176)   $1,708,743
  Interest saved on convertible notes..................      18,952            --            --
                                                         ----------    ----------    ----------
Diluted income available to common shareholders........  $  886,935    $ (197,176)   $1,708,743
                                                         ==========    ==========    ==========
Basic earnings (loss) per share........................  $      .19    $     (.05)   $      .57
                                                         ==========    ==========    ==========
Diluted earnings (loss) per share......................  $      .19    $     (.05)   $      .57
                                                         ==========    ==========    ==========
PRO FORMA
Basic shares...........................................                 4,179,907     2,990,644
Dilution
  Convertible..........................................
  Stock options........................................                     8,082
  Acquisition contingent earnout.......................
                                                                       ----------    ----------
Diluted shares.........................................                 4,187,989     2,990,644
                                                                       ==========    ==========
Basic income available to common shareholders..........                $  346,563    $  976,341
  Interest saved on convertible notes..................                        --            --
                                                                       ----------    ----------
Diluted income available to common shareholders........                $  346,563    $  976,341
                                                                       ==========    ==========
Basic earnings per share...............................                $      .08    $      .33
                                                                       ==========    ==========
Diluted earnings per share.............................                $      .08    $      .33
                                                                       ==========    ==========

     Options to purchase 429,000 and 268,500 shares of common stock at an average price of $5.01 and $5.04 per share were outstanding during the years ended December 31, 1997 and 1996, respectively. They were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire at various dates through October 1, 2007 were still outstanding at December 31, 1997.

NOTE O -- SUBSEQUENT EVENT

     On January 9, 1998, as amended on March 6, 1998, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Speed Graphics, Inc. (Speed) and DDP, Inc. an affiliate of Speed. Speed is based in New York City and provides commercial photo lab, prepress, photo imaging and digital short-run printing services.

                        KATZ DIGITAL TECHNOLOGIES, INC.

     As aggregate consideration for the acquisition, Speed received cash in the amount of 10,964,000 and 173,913 shares of the Company's common stock valued at $750,000.

     Concurrently with the acquisition, the Company entered into a loan agreement with a commercial bank whereby the bank agreed to loan the Company (i) $6,000,000 in the form of a secured term loan note and (ii) $7,000,000 in the form of a secured revolving credit facility note. The term loan note is payable in sixteen (16) quarterly installments and bears interest at either the bank's Alternate Base Rate or the adjusted LIBOR rate plus the Application Margin, at the Company's option. The revolving credit loans, which are available at the lesser of $7,000,000 or the Adjusted Borrowing Base, are payable on December 31, 2002 and each revolving credit loan may be designated by the Company as an Alternate Base Rate Loan or a Eurodollar Loan. The Company used a portion of the available financing to fund the cash portion of the acquisition consideration. The loan agreement contains certain restrictive covenants including minimum tangible net worth, fixed charge coverage and funded debt ratio.

NOTE P -- FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for the Company's fiscal year ending December 31, 1998. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for net income and not for comprehensive income. Adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial statement disclosures.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ending December 31, 1998. The statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statement disclosures.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
   3.1      Certificate of Incorporation of the Company(1)
   3.2      By-Laws of the Company(1)
  10.1      Amended and Restated 1996 Stock Option Plan(2)
  10.2      Employment Agreement by and between the Company and Gary
            Katz(1)
  10.3*     Employment Agreement by and between the Company and Lisa J.
            Sklar
  10.4*     Employment Agreement by and between the Company and Michael
            Sklar
  10.5      Employment Agreement by and between the Company and Geoffrey
            Barsky(1)
  10.6.1    Lease of the Company's offices at Twenty-One Penn Plaza, New
            York, New York(1)
  10.6.2*   Amendment to Exhibit 10.6.1.
  21*       Subsidiaries of the Company
  27        Financial Data Schedule(3)

---------------
  * Filed herewith.

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated March 25, 1996 (File No. 333-1190), and the amendments thereto, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's 1997 Proxy Statement, filed with the Commission on Form 14A on March 26, 1997, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Current Report on Form 8-K/A, filed with the Commission on March 24, 1998.