Form 10QSB
period 1998-03-31
KATZ DIGITAL TECHNOLOGIES INC
filed 1998-05-11
CIK 1007518

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from                    to

                         Commission file number 0-27934

                         KATZ DIGITAL TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                                 13-3871120
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

Yes [X]   No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 5,009,211 as of April 30, 1998

               Class                                Number of Shares
   Common Stock, $.001 par value                       5,009,211

      Transitional Small Business Disclosure Format (check one):

Yes [ ]  No  [X]

                         KATZ DIGITAL TECHNOLOGIES, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED MARCH 31, 1998

                              ITEMS IN FORM 10-QSB


FACING PAGE
                                                                        PAGE

PART I

Item 1.  Financial Statements                                             3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9

PART II

Item 1.  Legal Proceedings                                              None

Item 2.  Changes in Securities                                           12

Item 3.  Default Upon Senior Securities                                 None

Item 4.  Submission of Matters to a Vote of Security Holders            None

Item 5.  Other Information                                              None

Item 6.  Exhibits and Reports on Form 8-K                                13

Signatures

                                     PART I


ITEM 1.     Financial Statements

                         KATZ DIGITAL TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31, 1998
                                                                                (Unaudited)    December 31, 1997
                                                                                -------------  -----------------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                  $   297,020       $ 1,651,930
     Accounts receivable, net of allowance for doubtful accounts of $322,738
        and $140,238 at March 31, 1998 and December 31, 1997, respectively        9,528,837         4,723,183
     Work-in-process inventory                                                      455,588           100,483
     Prepaid expenses and other current assets                                      202,884           106,651
     Prepaid income taxes                                                                             185,554
                                                                                -----------------------------
                    Total Current Assets                                         10,484,329         6,767,801
PROPERTY AND EQUIPMENT - NET                                                      6,970,479         3,893,006
OTHER ASSETS                                                                        419,215           288,508
GOODWILL - NET                                                                   11,630,995         2,627,485
                                                                                -----------------------------
                                                                                $29,505,018       $13,576,800
                                                                                =============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                   $ 3,713,983       $ 1,732,277
     Current portion of notes payable                                               157,900
     Current portion of term loan                                                 1,500,000
     Current portion of obligations under capital leases                          1,520,344           739,603
     Income taxes payable                                                           153,097
     Deferred taxes payable                                                         186,000           186,000
                                                                                -----------------------------
                    Total Current Liabilities                                     7,231,324         2,657,880
DEFERRED CREDITS                                                                    426,333           410,774
DEFERRED TAXES PAYABLE                                                               85,000            85,000
NOTES PAYABLE                                                                       434,324           300,000
REVOLVING CREDIT                                                                  4,489,000
TERM LOAN                                                                         4,125,000
OBLIGATIONS UNDER CAPITAL LEASES, NET OF
     CURRENT PORTION                                                              2,372,486         1,351,568
                                                                                -----------------------------
                    Total Liabilities                                            19,163,467         4,805,222
                                                                                -----------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value; 5,000 shares authorized;
        no shares issued                                                                 --                --
     Common stock, $.001 par value; 25,000,000 shares authorized;
        5,009,211 and 4,705,202 shares issued and outstanding
        at March 31, 1998 and December 31, 1997, respectively                         5,009             4,705
     Additional paid-in capital                                                   8,797,528         7,687,621
     Retained earnings                                                            1,539,014         1,079,252
                                                                                -----------------------------
                    Total Stockholders' Equity                                   10,341,551         8,771,578
                                                                                -----------------------------
                                                                                $29,505,018       $13,576,800
                                                                                =============================

        The accompanying notes are an integral part of these statements.

                         KATZ DIGITAL TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                             Three Months Ended
                                                                  March 31,
                                                        -----------------------------
                                                            1998             1997
                                                        ------------     ------------
Net sales                                               $ 11,375,136     $  4,447,164
Cost of goods sold                                         5,678,804        1,926,980
                                                        -----------------------------
          Gross profit                                     5,696,332        2,520,184

  Selling, general and administrative expenses             4,575,474        2,152,254
                                                        -----------------------------

Operating income                                           1,120,858          367,930
 Interest expense -net                                       292,451           17,542
Other income                                                 (29,281)
                                                        -----------------------------
          Earnings before provision for income taxes         857,688          350,388
Provision for income taxes                                   397,925          179,187
                                                        -----------------------------
          Net earnings                                  $    459,763     $    171,201
                                                        =============================


Basic earnings per share                                $       0.09     $       0.04
                                                        =============================
Diluted earnings per share                              $       0.09     $       0.04
                                                        =============================

                         KATZ DIGITAL TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                        ---------------------------
                                                                           1998             1997
                                                                        -----------     -----------
Cash flows from operating activities
      Net earnings                                                      $   459,763     $   171,201
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
          Depreciation and amortization                                     739,187         299,785
          Deferred credits                                                   15,559          36,573
          Increase (decrease) in cash flows from changes in
              operating assets and liabilities (net of acquisition):
              Accounts receivable                                        (1,117,716)       (699,383)
              Work-in-process inventory                                     123,327         (15,784)
              Prepaid expenses and other current assets                     181,206          50,178
              Prepaid income taxes                                          185,554
              Other assets                                                   97,125         (23,999)
              Accounts payable and accrued expenses                          93,053         319,022
              Income taxes payable                                          153,097         (66,151)
                                                                        -----------     -----------
          Net cash provided by operating activities                         930,155          71,442
                                                                        -----------     -----------
Cash flows from investing activities:
      Acquisition of Speed Graphics                                        (292,731)
      Proceeds from sale of equipment                                       350,000
      Purchase of property and equipment - net                             (251,934)       (256,015)
                                                                        -----------     -----------
          Net cash used in investing activities                            (194,665)       (256,015)
                                                                        -----------     -----------
Cash flows from financing activities:
      Distributions to stockholders                                                        (271,242)
      Revolving credit payments                                            (475,000)
      Term loan payment                                                    (375,000)
      Other note payments                                                  (824,532)
      Payments of obligations under capital leases                         (415,868)       (163,612)
                                                                        -----------     -----------
          Net cash used in financing activities                          (2,090,400)       (434,854)
                                                                        -----------     -----------
          NET DECREASE IN CASH AND
              CASH EQUIVALENTS                                           (1,354,910)       (619,427)
Cash and cash equivalents - beginning of period                           1,651,930       3,428,175
                                                                        -----------     -----------
Cash and cash equivalents - end of period                               $   297,020     $ 2,808,748
                                                                        ===========     ===========

Supplemental disclosures of cash flow information:
      Cash paid during the period for
          Interest                                                      $   255,049     $    51,591
          Income taxes                                                  $    74,849     $   162,820

Supplemental disclosures of noncash investing and financing activities:
      Capital lease obligations of $30,640 and $437,276 were incurred in the three month periods ended March 31, 1998 and 1997, respectively, as a result of the Company entering into new equipment leases.


        The accompanying notes are an integral part of these statements.

                         KATZ DIGITAL TECHNOLOGIES, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The summarized financial information included herein does not include all disclosures required in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at December 31, 1997 and for the year then ended in the Company's Form 10KSB as filed with the Securities and Exchange Commission. These statements should be read in conjunction with the data therein.

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

NOTE B - PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated.

NOTE C - ACQUISITIONS

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

The acquisition of ADS has been treated as a "purchase" for the purposes of generally accepted accounting principles, with the purchase price allocated based on the fair value of the assets acquired and liabilities assumed. Approximately $1,309,000 was allocated to goodwill.

As reported on Current Reports on Form 8-K filed with the Securities and Exchange commission on January 23, 1998 and March 24, 1998 respectively, on January 9, 1998 as amended on March 6, 1998, a wholly owned subsidiary of the Company acquired substantially all the assets of Speed Graphics, Inc. (Speed) and DDP, Inc. an affiliate of Speed. Speed is based in New York City and provides commercial photo lab, prepress photo imaging and digital short-run printing services.

As aggregate consideration for the acquisition, Speed received cash in the amount of $10,964,000 and 173,913 shares of the Company's common stock. The acquisition has been treated as a "purchase" for accounting purposes and approximately $8,848,000 was allocated to goodwill. The Company is still compiling certain information required to complete the allocation of the purchase price of Speed. Further adjustments may arise as a result of the finalization of the ongoing review.

Concurrently with the acquisition, the Company entered into a loan agreement with a commercial bank whereby the bank agreed to loan the Company (i) $6,000,000 in the form of a secured term loan and (ii) $7,000,000 in the form of a secured revolving credit facility note.

NOTE D - PRO FORMA RESULTS

The unaudited pro forma results of operations, which reflects the purchases of ADS and Speed as if they had occurred as of the beginning of the period, are as follows:

                                                  Three Months Ended March 31,
                                                -------------------------------
                                                   1998                 1997
                                                -----------         -----------
Net Sales                                       $11,375,136         $11,201,201
Net Earnings                                        459,763             482,005
Pro Forma Net Earnings                              459,763             354,211
Pro Forma  Basic Earnings Per Share             $       .09         $       .08
Pro Forma Diluted Earnings Per Share                    .09                 .08

NOTE E - EARNINGS PER COMMON SHARE

In. February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," which is effective for financial statements for interim and annual periods ending after December 31, 1997 and requires that all prior period earnings per share data be restated. The Company's financial statements reflect this adoption. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and, if applicable, diluted earnings per common share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per common share reflect the weighted average common shares outstanding and dilutive potential common shares, such as stock options.

NOTE F - EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 31, 1997. The Statement addresses the reporting and presentation of comprehensive income and its components. Adoption of SFAS No. 130 relates to disclosure within the financial statements and did not impact the Company's financial statements.

In June 1997, the FASB also released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way publicly owned companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports on a comprehensive basis beginning with the Company's quarter ending March 31, 1999. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statements.

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

                                                            Three Months Ended
                                                                March 31,
                                                           --------------------
                                                           1998           1997
Net sales                                                  100.0%         100.0%
                                                           =====          =====
Cost of goods sold                                          49.9%          43.3%
Gross profit                                                50.1%          56.7%
Selling, general and administrative                         40.2%          48.4%
expenses
Net earnings                                                 4.0%           3.8%

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

      Net sales for the three months ended March 31, 1998 were $11,375,136, an increase of $6,927,972 or 155.8%, compared to $4,447,164 for the three months ended March 31, 1997. The increase in net sales was primarily attributable to the inclusion of sales from Speed Graphics, Inc. ("Speed"), whose assets were acquired as of January 1, 1998, plus continued strong growth from continuing operations.

      Cost of goods sold for the three months ended March 31, 1998 was $5,678,804, an increase of $3,751,824, or 194.7%, compared to $1,926,980 for the three months ended March 31, 1997. The increase in cost of goods sold was primarily attributable to costs related to the increased sales from Speed and Katz's continuing operations.

      Gross profit for the three months ended March 31, 1998 was $5,696,332, an increase of $3,176,148, or 126.0%, compared to $2,520,184 for the three months ended March 31, 1997. Gross profit as a percent of net sales decreased to 50.1% for the three months ended March 31, 1998 from 56.7% in the prior year. The lower gross profit percentage in 1998 was primarily attributable to the inclusion in sales of Speed's non-digital or traditional photo-lab services, which historically have earned a lower gross profit than digital products and services.

      Selling, general and administrative expenses for the three months ended March 31, 1998 were $4,575,474, an increase of $2,423,220, or 112.6%, compared to $2,152,254 for the three months ended March 31, 1997. The increase was primarily attributable to selling, general and administrative costs related to the Speed operations.

      Net interest expense for the three months ended March 31, 1998 was $292,451, an increase of $274,909 compared to $17,542 for the three months ended March 31, 1997. The increase was due to interest costs associated with borrowings used to finance the acquisition of Speed plus the interest costs of Speed's capital leases.

      The Company's effective tax rate for the three months ended March 31, 1998 was 46.4% compared to 51.1% for the three months ended March 31, 1997.

      As a result of the foregoing, net earnings increased to $459,763 ($.09 per share) for the three months ended March 31, 1998 from $171,201 ($.04 per share) for the prior comparable period, an increase of $288,562, or $.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Company had working capital of $3,253,005, compared to $4,109,921 at December 31, 1997, a decrease of $856,916.

     Net cash provided by operating activities totaled $1,131,162 for the three months ended March 31, 1998 compared to $71,442 in the prior comparable period. The increase in cash from operating activities in the first quarter of 1998 compared to the first quarter of 1997 resulted principally from (i) increase in net income and (ii) the increase in depreciation and amortization which now includes amounts from Speed's operations as well as the goodwill amortization of the Speed acquisition. Cash flows from investing activities were related to purchases of production related property and equipment and were substantially unchanged from the first quarter of 1997. Cash used in financing activities increased $1,655,546 in the first quarter of 1998 as a result of the inclusion of Speed's payments on their capital leases, a scheduled payment on the Company's Term Loan and reductions in the outstanding balance on the Company's Revolving Credit. The net effect of cash flows from operating activities, investing activities and financing activities was a net decrease in cash during the first quarter of 1998 of $1,211,172 to an ending balance of $297,020.

      The Company maintains a $7,000,000 revolving credit facility with a commercial bank of which $4,489,000 was outstanding at March 31, 1998. The Company believes that current cash balances, available borrowing capacity on its revolving credit facility and cash generated from operations will provide sufficient cash to meet its operating requirements. See "Cautionary Statement Regarding Forward Looking Information."

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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


OTHER MATTERS

The Company believes that advanced information processing is essential to maintaining its competitive position. The Company has upgraded its management information systems to ensure proper processing of transactions including those relating to the year 2000 and beyond. Additionally, the Company uses an independent service bureau for the processing for payroll and payroll tax related operations and has been notified by the service bureau that all of its systems will be fully compliant with year 2000 requirements. Although the Company believes that the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with year 2000 requirements, there can be no assurance that the year 2000 issue will not effect the information systems of such customers and vendors as they relate to the Company's business or that any such impact on such customers' and vendors' information systems would not have a material adverse effect on the Company's business, financial condition or results of operations.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 31, 1997. The Statement addresses the reporting and presentation of comprehensive income and its components. Adoption of SFAS No. 130 relates to disclosure within the financial statements and did not impact the Company's financial statements.

In June 1997, the FASB also released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way publicly owned companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports on a comprehensive basis beginning with the Company's quarter ending March 31, 1999. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statements.

PART II.    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (c)   Recent Sales of Unregistered Securities.

      On January 9, 1998, Katz N.Y. Acquisition, Inc., a wholly-owned subsidiary of the Company ("KNY"), acquired substantially all of the assets of Speed Graphics, Inc. ("SGI") and DDP, Inc. ("DDP"), an affiliate of SGI, pursuant to an Asset Acquisition Agreement (the "Acquisition Agreement") by and among the Company, KNY, SGI, DDP and Mr. Ronald Krivosheiw ("Krivosheiw"), the sole shareholder of SGI and DDP (the "Acquisition"). SGI and DDP shall sometimes be referred to collectively herein as "Speed".

      As partial consideration for the Acquisition (i) Speed received 173,918 shares of Common Stock of the Company (the "Shares"); (ii) options to purchase 55,000 shares of Common Stock were granted to two senior employees of Speed (the "Speed Senior Employee Options"); and (iii) subject to shareholder approval, the Company agreed to grant to other employees of Speed options to purchase 345,000 shares of Common Stock, provided that such individual continues to be employed by the Company at the time of such grant (the "Speed Junior Employee Options"). As of May 7, 1998, the Speed Junior Employee Options were not yet granted. The Speed Senior Employee Options and the Speed Junior Employee Options shall be referred to collectively herein as the "Options."

      The exercise price for each of the Options is equal to the closing price of the Common Stock as reported on the Nasdaq National Market on the day on which such Option is granted, or, if there is no trading or closing price on that day, the closing price on the most recent day preceding the day for which closing prices are available.

      The number of Shares and Options included as partial consideration for the Acquisition was determined by arms-length negotiations between the management of the Company and Mr. Krivosheiw.

      Subject to the requirements of the Acquisition Agreement, Speed was granted the one-time right at any time prior to January 1, 2001 to require the Company to use its best efforts to file a registration statement with the Securities and Exchange Commission and to have such registration statement declared effective to permit the sale of the Shares in the public securities markets. In addition, if at any time prior to January 1, 2001, the Company proposes to register any of its securities under the Securities Act of 1933, as amended (the "Act") (other than pursuant to a registration statement on Form

S-8, S-4 or similar or successor form), the Acquisition Agreement provides that Speed may require the Company to use its best efforts to register the Shares along with the shares being registered by the Company to permit the sale or other disposition of the Shares.

      The issuance of the securities listed above were sold without registration under the Act, as they did not involve any public offering, pursuant to the provisions of Section 4(2) of the Act.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

Exhibit No.       Description
-----------       -----------

2.1+ Asset Acquisition Agreement by and among the Company, Katz N.Y. Acquisition, Inc., Speed Graphics, Inc., DDP, Inc. and Ronald Krivosheiw, with schedules thereto.(P)(1)

2.2 Agreement dated March 6, 1998, by and among the Company, Katz N.Y. Acquisition, Inc., Moondance, Inc., DDP, Inc. and Ronald Krivosheiw.(2)

3.1               Certificate of Incorporation (3)

3.2               By-Laws (3)

4.1 Subordinated Promissory Note of Company to Speed Graphics, Inc. (included in Exhibit 2.1 as a schedule thereto).(1)

4.2+              Loan Agreement by and among the Company, Katz N.Y.
                  Acquisition, Inc., Advanced Digital Services, Inc. and the Bank of New York, with schedules thereto.(1)

4.3               Term Loan Note of Company to the Bank of New York (included in
                  Exhibit 4.2 as a schedule thereto).(1)

4.4 Revolving Credit Loan Note of Company to the Bank of New York (included in Exhibit 4.2 as a schedule thereto).(1)

4.5               Subordination Agreement by and between Speed Graphics, Inc.
                  and the Bank of New York.(1)

27.1*             Financial Data Schedule

      ----------
      *     Filed herewith.

      (1) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on January 23, 1998, and incorporated herein by reference.

      (2) Filed as an exhibit to the Company's Current Report on Form 8-K/A, filed with the Commission on March 24, 1998, and incorporated herein by reference.

      (3) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-1190) and the amendments thereto, and incorporated herein by reference.

      (b)   REPORTS ON FORM 8-K

      On January 23, 1998, the Company filed a Current Report on Form 8-K, reporting the Acquisition. See "Item 2 - Changes in Securities and Use of Proceeds." On March 24, 1998, the Company filed Amendment #1 to such Current Report on Form 8- K/A, reporting the following: (i) certain amendments to the terms of the Acquisition; (ii) that the Board of Directors, based on the recommendations of Management, unanimously agreed to appoint Michael Sklar as the Company's new Chief Operating Officer and President; and (iii) all financial information required to be reported in connection with the Acquisition. No other Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    KATZ DIGITAL TECHNOLOGIES, INC.
                                    ----------------------------------------
                                                 (Registrant)


Date: May 11, 1998                  /s/ Gary Katz
                                    ----------------------------------------
                                    Gary Katz
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

Date: May 11, 1998                  /s/ Donald L. Flamm
                                    ----------------------------------------
                                    Donald L. Flamm
                                    Vice President-Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBITS INDEX


Exhibit No.      Description

2.1+ Asset Acquisition Agreement by and among the Company, Katz N.Y. Acquisition, Inc., Speed Graphics, Inc., DDP, Inc. and Ronald Krivosheiw, with schedules thereto.(P) (1)

2.2 Agreement dated March 6, 1998, by and among the Company, Katz N.Y. Acquisition, Inc., Moondance,Inc., DDP, Inc., and Ronald Krivosheiw. (2)

3.1               Certificate of Incorporation (3)

3.2               By-Laws (3)

4.1 Subordinated Promissory Note of Company to Speed Graphics, Inc. (included in Exhibit 2.1 as a schedule thereto) (1)

4.2+              Loan Agreement by and Among the Company, Katz N.Y.
                  Acquisition, Inc., Advanced Digital Services, Inc., and the Bank of New York with schedules thereto. (1)

4.3 Term Loan Note of Company to the Bank of New York (included in Exhibit 4.2 as a schedule thereto. (1)

4.4 Revolving Credit Loan Note of Company to the Bank of New York (included in Exhibit 4.2 as a schedule thereto). (1)

4.5 Subordination Agreement by and between Speed Graphics, Inc., and the Bank of New York. (1)

27.1*             Financial Data Schedule

----------

      *     Filed herewith.

      (1) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on January 23, 1998, and incorporated herein by reference.

      (2) Filed as an exhibit to the Company's Current report on Form 8-K/A, filed with the Commission on March 24, 1998, and incorporated herein by reference.

      (3) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-1190) and the amendments thereto, and incorporated herein by reference.