Form 10QSB
period 1998-06-30
KATZ DIGITAL TECHNOLOGIES INC
filed 1998-08-14
CIK 1007518

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------
                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

|_| Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from            to

                         Commission file number 0-27934

                         KATZ DIGITAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

        Delaware                                        13-3871120
-------------------------                         ------------------------
    (State or other                                  (I.R.S. Employer
    jurisdiction of                                  Identification No)
    incorporation or
     organization)

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

Yes   |X|    No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 5,039,572 as of August 12, 1998

               Class                           Number of Shares
               -----                           ----------------
   Common Stock, $.001 par value                  5,039,572

      Transitional Small Business Disclosure Format (check one):

Yes   |_|  No  |X|

                         KATZ DIGITAL TECHNOLOGIES, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                         SIX MONTHS ENDED JUNE 30, 1998

                              ITEMS IN FORM 10-QSB

Facing Page
                                                                            Page

Part I

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9

Part II

Item 1.  Legal Proceedings                                                  None

Item 2.  Changes in Securities                                               13

Item 3.  Default Upon Senior Securities                                     None

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 5.  Other Information                                                  None

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures

                                     PART I

Item 1.     Financial Statements

                         KATZ DIGITAL TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30, 1998
                                                               (Unaudited)     December 31, 1997
                                                               -----------     -----------------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                 $   324,250        $ 1,651,930
     Accounts receivable, net of allowance for doubtful
       accounts of $361,238 and $94,738 at June 30, 1998 and
       December 31, 1997, respectively                           8,836,088          4,723,183
     Work-in-process inventory                                     455,731            100,483
     Prepaid expenses and other current assets                     436,352            106,651
     Prepaid income taxes                                                             185,554
                                                               ------------------------------
                       Total Current Assets                     10,052,421          6,767,801
PROPERTY AND EQUIPMENT - NET                                     6,601,364          3,893,006
OTHER ASSETS                                                       409,341            288,508
GOODWILL - NET                                                  11,628,780          2,627,485
                                                               ------------------------------
                                                               $28,691,906        $13,576,800
                                                               ==============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                     $ 2,751,369        $ 1,732,277
     Current portion of notes payable                              176,415
     Current portion of term loan                                2,000,000
     Current portion of obligations under capital leases         1,511,368            739,603
     Income taxes payable                                           57,654
     Deferred taxes payable                                         59,000            186,000
                                                               ------------------------------
                       Total Current Liabilities                 6,555,806          2,657,880
DEFERRED CREDITS                                                   441,892            410,774
DEFERRED TAXES PAYABLE                                              85,000             85,000
NOTES PAYABLE                                                      468,859            300,000
REVOLVING CREDIT AGREEMENT                                       4,989,000
TERM LOAN                                                        3,125,000
OBLIGATIONS UNDER CAPITAL LEASES, NET OF
     CURRENT PORTION                                             2,045,292          1,351,568
                                                               ------------------------------
                       Total Liabilities                        17,710,849          4,805,222
                                                               ------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value; 5,000 shares
       authorized; no shares issued                                     --                 --
     Common stock, $.001 par value; 25,000,000 shares
       authorized; 5,039,572 and 4,705,202 shares issued
       and outstanding at June 30, 1998 and December
       31, 1997, respectively                                        5,040              4,705
     Additional paid-in capital                                  8,881,560          7,687,621
     Retained earnings                                           2,094,457          1,079,252
                                                               ------------------------------
                       Total Stockholders' Equity               10,981,057          8,771,578
                                                               ------------------------------
                                                               $28,691,906        $13,576,800
                                                               ==============================

        The accompanying notes are an integral part of these statements.

                         KATZ DIGITAL TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                                 -------------------------    -------------------------
                                                     1998          1997           1998          1997
                                                     ----          ----           ----          ----
Net sales                                        $10,695,915   $ 4,703,565    $22,071,051   $ 9,150,729
Cost of goods sold                                 5,139,996     2,133,563     10,818,800     4,060,543
                                                 -------------------------    -------------------------
    Gross profit                                   5,555,919     2,570,002     11,252,251     5,090,186

Selling, general and administrative expenses       4,224,166     2,062,813      8,799,640     4,215,067
                                                 -------------------------    -------------------------

Operating income                                   1,331,753       507,189      2,452,611       875,119
Interest expense-net                                 294,691        31,844        587,142        49,386
Other income                                             218                      (29,063)
                                                 -------------------------    -------------------------
    Earnings before provision for income taxes     1,036,844       475,345      1,894,532       825,733
Provision for income taxes                           481,400       227,532        879,325       406,719
                                                 -------------------------    -------------------------
    Net earnings                                 $   555,444   $   247,813    $ 1,015,207   $   419,014
                                                 =========================    =========================

Basic earnings per share                         $      0.11   $      0.06    $      0.20   $      0.09
                                                 =========================    =========================
Diluted earnings per share                       $      0.10   $      0.05    $      0.19   $      0.09
                                                 =========================    =========================

Weighted average shares outstanding:               5,039,572     4,488,300      4,997,677     4,456,650
    Basic                                          5,451,707     4,711,764      5,354,379     4,632,277
    Diluted

                         KATZ DIGITAL TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                        --------------------------
                                                            1998           1997
                                                            ----           ----
Cash flows from operating activities:
  Net earnings                                          $ 1,015,207    $   419,014
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                         1,465,865        639,804
    Deferred credits                                         31,118         86,425
    Deferred taxes                                         (127,000)      (114,000)
    Increase (decrease) in cash flows from changes in
    operating assets and liabilities, net of
    acquisition in 1998:
      Accounts receivable                                  (424,967)      (723,083)
      Work-in-process inventory                             123,184        (21,121)
      Prepaid expenses and other current assets             (52,262)        24,210
      Prepaid income taxes                                  185,554
      Other assets                                          106,999          7,748
      Accounts payable and accrued expenses                (912,382)       111,050
      Income taxes payable                                   57,564        (47,701)
                                                        -----------    -----------
    Net cash provided by operating activities             1,468,880        382,346
                                                        -----------    -----------
Cash flows from investing activities:
  Acquisition of Speed Graphics                            (292,731)
  Proceeds from sale of equipment                           350,000
  Purchase of property and equipment - net                 (379,770)      (421,910)
                                                        -----------    -----------
   Net cash used in investing activities                  (322,501)      (421,910)
                                                        -----------    -----------
Cash flows from financing activities:
  Distributions to stockholders                                           (339,912)
  Revolving credit payments, net                             25,000
  Term loan payment                                        (875,000)
  Other note payments                                      (831,022)
  Payments of obligations under capital leases             (793,037)      (364,557)
                                                        -----------    -----------
    Net cash used in financing activities                (2,474,059)      (704,469)
                                                        -----------    -----------
    NET DECREASE IN CASH AND CASH EQUIVALENTS            (1,327,680)      (744,033)
Cash and cash equivalents - beginning of period           1,651,930      3,428,175
                                                        -----------    -----------
Cash and cash equivalents - end of period               $   324,250    $ 2,684,142
                                                        ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for
    Interest                                            $   553,805    $   118,215
    Income taxes                                        $   786,349    $   555,200

Supplemental disclosures of noncash investing and financing activities:
      Capital lease obligations of $71,640 and $803,521 were incurred in the six month periods ended June 30, 1998 and 1997, respectively, as a result of the Company entering into new equipment leases.

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

NOTE C - ACQUISITIONS

As reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 1997, on July 31, 1997 the Company completed its acquisition by merger of Advanced Digital Services, Inc. ("ADS"). As aggregate consideration for the merger, the ADS shareholders received $1,406,284 as adjusted, composed of cash in the amount of $500,000, 301,818 shares of the Company's common stock (valued at $835,673), and promissory notes in the aggregate principal amount of $70,611, with interest payable thereon at an annual rate of 7% and becoming due and payable July 1, 2002. The purchase price is subject to further adjustment based on the collection of certain accounts receivable. Concurrently with the merger, each of the ADS shareholders, who were also the former principal officers of ADS, entered into employment agreements to become Vice Presidents of the Company for five-year terms, as well as agreements imposing certain noncompetition and confidentiality restrictions.

The acquisition of ADS has been treated as a "purchase" for the purposes of generally accepted accounting principles, with the purchase price allocated based on the fair value of the assets acquired and liabilities assumed. Approximately $1,476,000 was allocated to goodwill.

As reported on Current Reports on Form 8-K filed with the Securities and Exchange commission on January 23, 1998 and March 24, 1998 respectively, on January 9, 1998 as amended on March 6, 1998, a wholly owned subsidiary of the Company acquired substantially all the assets of Speed Graphics, Inc. ("Speed") and DDP, Inc. an affiliate of Speed. Speed is based in New York City and provides commercial photo lab, prepress photo imaging and digital short-run printing services.

As aggregate consideration for the acquisition, Speed received cash in the amount of $10,964,000 and 173,913 shares of the Company's common stock. The acquisition has been treated as a "purchase" for accounting purposes and approximately $8,858,000 was allocated to goodwill.

The Company is still compiling certain information required to complete the allocation of the purchase price of ADS and Speed. Further adjustments may arise as a result of the finalization of the ongoing review.

Concurrently with the acquisition of Speed, the Company entered into a loan agreement with a commercial bank whereby the bank agreed to loan the Company (i) $6,000,000 in the form of a secured term loan and (ii) $7,000,000 in the form of a secured revolving credit facility note.

NOTE D - PRO FORMA RESULTS

The unaudited pro forma results of operations, which reflects the purchases of ADS and Speed as if they had occurred as of the beginning of the period, are as follows:

                                                   Six Months Ended June 30,
                                              ---------------------------------
                                                       1998                1997
                                                       ----                ----
Net Sales                                     $  22,071,051        $ 22,771,062
Net Earnings                                      1,015,207             882,201
Pro Forma Net Earnings                            1,015,207             796,193
Pro Forma  Basic Earnings Per Share                    $.20                $.16
Pro Forma Diluted Earnings Per Share                    .19                 .16

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

NOTE G - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Included in Prepaid Expenses and Other Current Assets are deferred offering costs related to a secondary stock offering which was postponed in July 1998. Such costs will be charged against the proceeds of such offering or expensed if the offering is aborted.

NOTE H - CONTINGENCIES

The Company is involved in various claims arising in the ordinary course of business which it believes would not have a material impact on the Company's financial position or results of operations.

Item 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's condensed consolidated statements of operations.

                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                                --------                --------
                                            1998        1997        1998        1997
                                            ----        ----        ----        ----
Net sales                                  100.0%      100.0%      100.0%      100.0%
Cost of goods sold                          48.1%       45.4%       49.0%       44.4%
Gross profit                                51.9%       54.6%       51.0%       55.6%
Selling, general and administrative
expenses                                    39.5%       43.9%       39.9%       46.1%
Net earnings                                 5.2%        5.3%        4.6%        4.6%

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

      Net sales for the three months ended June 30, 1998 were $10,695,915, an increase of $5,992,350 or 127.4%, compared to $4,703,565 for the three months ended June 30, 1997. The increase in net sales was primarily attributable to the inclusion of sales from Speed Graphics, Inc. ("Speed"), whose assets were acquired as of January 1, 1998 (the "Speed Acquisition"), plus continued growth in continuing operations.

      Cost of goods sold for the three months ended June 30, 1998 was $5,139,996, an increase of $3,006,433, or 140.9%, compared to $2,133,563 for the three months ended June 30, 1997. The increase in cost of goods sold was primarily attributable to costs related to the increased sales resulting from the Speed Acquisition and the Company's continuing operations.

      Gross profit for the three months ended June 30, 1998 was $5,555,919, an increase of $2,985,917, or 116.2%, compared to $2,570,002 for the three months ended June 30, 1997. Gross profit as a percent of net sales decreased to 51.9% for the three months ended June 30, 1998 from 54.6% in the prior year. The lower gross profit percentage in 1998 was primarily attributable to the inclusion in sales of Speed's non-digital or traditional photo-lab services, which historically have a lower gross profit percentage than digital products and services.

      Selling, general and administrative expenses for the three months ended June 30, 1998 were $4,224,166, an increase of $2,161,353, or 104.8%, compared to
$2,062,813 for the three months ended June 30, 1997. The increase was primarily attributable to selling, general and administrative costs related to the Speed operations.

      Net interest expense for the three months ended June 30, 1998 was $294,691, an increase of $262,847 compared to $31,844 for the three months ended June 30, 1997. The increase was due to interest costs associated with borrowings used to finance the Speed Acquisition plus the interest costs of Speed's capital leases.

      The Company's effective tax rate for the three months ended June 30, 1998 was 46.4% compared to 47.9% for the three months ended June 30, 1997.

      As a result of the foregoing and the adjustment of prior estimates of approximately $125,000, net earnings increased to $555,444 ($.10 per diluted share) for the three months ended June 30, 1998 from $247,813 ($.05 per diluted share) for the prior comparable period, an increase of $307,631, or $.05 per diluted share.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

      Net sales for the six months ended June 30, 1998 were $22,071,051, an increase of $12,920,322 or 141.2%, compared to $9,150,729 for the six months ended June 30, 1997. The increase in net sales was primarily attributable to the inclusion of sales from Speed, plus continued growth in continuing operations.

      Cost of goods sold for the six months ended June 30, 1998 was $10,818,800, an increase of $6,758,257, or 166.4%, compared to $4,060,543 for the six months ended June 30, 1997. The increase in cost of goods sold was primarily attributable to costs related to the increased sales resulting from the Speed Acquisition and the Company's continuing operations.

      Gross profit for the six months ended June 30, 1998 was $11,252,251, an increase of $6,162,065, or 121.1%, compared to $5,090,186 for the six months ended June 30, 1997. Gross profit as a percent of net sales decreased to 51.0% for the six months ended June 30, 1998 from 55.6% in the prior year. The lower gross profit percentage in 1998 was primarily attributable to the inclusion in sales of Speed's non-digital or traditional photo-lab services, which historically have a lower gross profit than digital products and services.

      Selling, general and administrative expenses for the six months ended June 30, 1998 were $8,799,640, an increase of $4,584,573, or 108.8%, compared to
$4,215,067 for the six months ended June 30, 1997. The increase was primarily attributable to selling, general and administrative costs related to the Speed operations.

      Net interest expense for the six months ended June 30, 1998 was $587,142 an increase of $537,756 compared to $49,386 for the six months ended June 30, 1997. The increase was due to interest costs associated with borrowings used to finance the Speed Acquisition plus the interest costs of Speed's capital leases.

      The Company's effective tax rate for the six months ended June 30, 1998 was 46.4% compared to 49.3% for the six months ended June 30, 1997.

      As a result of the foregoing and the adjustment of prior estimates of approximately $90,000, net earnings increased to $1,015,207 ($.19 per diluted share) for the six months ended June 30, 1998 from $419,014 ($.09 per diluted share) for the prior comparable period, an increase of $596,193, or $.10 per diluted share.

Liquidity and Capital Resources

      At June 30, 1998, the Company had working capital of $3,471,615, compared to $4,109,921 at December 31, 1997, a decrease of $638,306.

      Net cash provided by operating activities totaled $1,468,880 for the six months ended June 30, 1998 compared to $382,346 for the prior comparable period. The increase in cash from operating activities in the first six months of 1998 compared to the first six months of 1997 resulted principally from (i) increase in net income and (ii) the increase in depreciation and amortization which now includes amounts from Speed's operations as well as the goodwill amortization from the Speed Acquisition, partially offset by increases in accounts receivable and reductions in accounts payable and accrued expenses. Prepaid and other current assets and accounts payable and accrued expenses each increased by approximately $175,000 as a result of the deferral of certain costs related to a postponed secondary stock offering (See Note G).

      Cash used in investing activities decreased $99,409 from the prior year to $322,501. Reduced cash usage resulted from (i) lower levels of spending for new equipment, and (ii) proceeds from the sale of certain redundant equipment, partially offset by the cash used for the Speed Acquisition.

      Cash used in financing activities increased $1,769,590 to $2,474,059 in the first six months of 1998 as a result of the inclusion of payments due under Speed's capital leases, scheduled payments on the Company's Term Loan used to finance the Speed Acquisition and repayment of debt related to equipment disposed of during the six month period.

      The net effect of cash flows from operating activities, investing activities and financing activities was a net decrease in cash during the first six months of 1998 of $1,327,680 to an ending balance of $324,250.

      The Company maintains a $7,000,000 revolving credit facility with a commercial bank of which $4,989,000 was outstanding at June 30, 1998, an increase of $500,000 from March 31, 1998. The Company believes that current cash balances, available borrowing capacity on its revolving credit facility and cash generated from operations will provide sufficient cash to meet its operating requirements for the next twelve months. See "Cautionary Statement Regarding Forward Looking Information."

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

Year 2000

      The Company believes that advanced information processing is essential to maintaining its competitive position. The Company has upgraded its management information systems to ensure proper processing of transactions including those relating to the year 2000 and beyond. Additionally, the Company uses an independent service bureau for the processing for payroll and payroll tax related operations and has been notified by the service bureau that all of its systems will be fully compliant with year 2000 requirements. Although the Company believes that the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with year 2000 requirements, there can be no assurance that the year 2000 issue will not effect the information systems of such customers and vendors they relate to the Company's business or that any such impact on such customers' and vendors' information systems would not have a material adverse effect on the Company's business, financial condition or results of operations.

Effect of Recently Issued Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 31, 1997. The Statement addresses the reporting and presentation of comprehensive income and its components. Adoption of SFAS No. 130 relates to disclosure within the financial statements and did not impact the Company's financial statements.

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

PART II.    OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

            (c)  Recent Sales of Unregistered Securities.

            On June 2, 1998, the Company granted options to certain of its employees to purchase an aggregate of 78,000 shares of the Company's Common Stock at an exercise price of $7.25 per share. Such options were non-qualified options granted outside the Company's 1996 Stock Option Plan. Such options were granted in consideration for services rendered and as an incentive for providing continued services to the Company in the future.

            The grant of all of the securities listed above were transferred without registration under the Securities Act of 1933, as amended (the "Act"), as they did not involve any public offering, pursuant to the provisions of
Section 4(2) of the Act.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

            A Proxy Statement was mailed on or about March 27, 1998 to shareholders of record of the Company as of March 2, 1998 in connection with the Company's 1998 Annual Meeting of Shareholders, which was held on April 30, 1998 at the New York Marriott Marquis Hotel, 1535 Broadway, New York, New York. At the Meeting, the shareholders voted on three matters and all of such matters were approved.

            The first matter was the election of the members of the Board of Directors. The five directors elected and the tabulation of the votes (both in person and by proxy) was as follows:

Nominees for
 Directors            For                   Against      Abstentions
 ---------            ---                   -------      -----------
Gary Katz             4,046,151             501          68,600
Michael Sklar         4,046,151             501          68,600
Murray Skala          4,046,151             501          68,600
Ronald Grudberg       4,046,151             501          68,600
Burtt Ehrlich         4,046,151             501          68,600

            There were 14,700 broker held non-voted shares represented at the Meeting with respect to this matter.


            The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of

Directors of Grant Thornton LLP as independent certified public accountants for the Company for 1998. The tabulation of the votes (both in person and by proxy) was as follows:


            For                     Against                Abstentions
            ---                     -------                -----------

            4,110,351               4,600                  301

            There were 14,700 broker held non-voted shares represented at the Meeting with respect to this matter.


            The third matter upon which the shareholders voted was the proposal to adopt the Company's Second Amended and Restated 1996 Stock Option Plan. The tabulation of the votes (both in person and by proxy) was as follows:

            For                     Against                Abstentions
            ---                     -------                -----------

            3,185,060               88,401                 5,800

            There were 848,691 broker held non-voted shares represented at the Meeting with respect to this matter.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)    EXHIBITS

Exhibit No.   Description
-----------   -----------

    3.1       Certificate of Incorporation (1)

    3.2       By-Laws (1)

    4.1* First Amendment and Waiver to Loan Agreement by and among the Company, Katz N.Y. Acquisition, Inc., Advanced Digital Services, Inc. and the Bank of New York

    10.1* Employment Agreement dated as of June 1, 1998 by and between the Company and Michael Sklar

    10.2* Lease of the Company's offices at 342 Madison Avenue, New York, New York (P)

    10.3* Lease of the Company's offices at 228 East 45th Street, New York, New York (P)

    27.1*     Financial Data Schedule

    ------------------
    *         Filed herewith.

    (1) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-1190) and the amendments thereto, incorporated herein by reference.

    (P) Filed by paper with the Commission pursuant to a continuing hardship exemption.


    (b)       REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the second quarter of the fiscal year ending December 31, 1998.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        KATZ DIGITAL TECHNOLOGIES, INC.


Dated:  August 14, 1998                 By:          /s/ Gary Katz
                                                     ---------------------------
                                                     Gary Katz
                                                     Chairman & Chief Executive
                                                     Officer



Dated:  August 14, 1998                 By:          /s/ Donald L. Flamm
                                                     ---------------------------
                                                     Donald L. Flamm
                                                     Principal Financial Officer
                                                     (Chief Financial Officer)

EXHIBIT INDEX


    (a)   EXHIBITS

Exhibit No.   Description
-----------   -----------

    3.1       Certificate of Incorporation (1)

    3.2       By-Laws (1)

    4.1* First Amendment and Waiver to Loan Agreement by and among the Company, Katz N.Y. Acquisition, Inc., Advanced Digital Services, Inc. and the Bank of New York

    10.1* Employment Agreement dated as of June 1, 1998 by and between the Company and Michael Sklar

    10.2* Lease of the Company's offices at 342 Madison Avenue, New York, New York (P)

    10.3* Lease of the Company's offices at 228 East 45th Street, New York, New York (P)

    27.1*     Financial Data Schedule

    ------------------
    * Filed herewith.

    (1) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-1190) and the amendments thereto, incorporated herein by reference.

    (P) Filed by paper with the Commission pursuant to a continuing hardship exemption.