Form 10QSB
period 1998-09-30
KATZ DIGITAL TECHNOLOGIES INC
filed 1998-11-09
CIK 1007518

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

[  ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from                    to

                         Commission file number 0-27934

                         KATZ DIGITAL TECHNOLOGIES, INC.
  ---------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

        Delaware                                         13-3871120
--------------------------                         ------------------------
     (State or other                                  (I.R.S. Employer
     jurisdiction of                                 Identification No)
    incorporation or
      organization)

                 Twenty One Penn Plaza, New York, New York 10001
  ---------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 594-4800
  ---------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X    No
       -------     -------

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 5,092,622 as of November 1, 1998

                Class                           Number of Shares
                -----                           ----------------
    Common Stock, $.001 par value                  5,092,622

      Transitional Small Business Disclosure Format (check one):

Yes                 No     X
       -------          -------

                         KATZ DIGITAL TECHNOLOGIES, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                             ITEMS IN FORM 10-QSB


Facing Page
                                                                       Page
Part I

Item 1.  Financial Statements                                              1

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7

Part II

Item 1.  Legal Proceedings                                               None

Item 2.  Changes in Securities                                             12

Item 3.  Default Upon Senior Securities                                    12

Item 4.  Submission of Matters to a Vote of Security Holders             None

Item 5.  Other Information                                               None

Item 6.  Exhibits and Reports on Form 8-K                                  13

Signatures

                                     PART I



Item 1.     Financial Statements

                                                   KATZ DIGITAL TECHNOLOGIES, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     September 30, 1998
                                                                                        (Unaudited)         December 31, 1997
                                                                                        -----------         -----------------
                                         ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                              $ 432,593               $ 1,651,930
     Accounts receivable, net of allowance for doubtful accounts of $375,123
         and $94,738 at September 30, 1998 and December 31, 1997, respectively              9,423,764                 4,723,183
     Work-in-process inventory                                                                477,907                   100,483
     Prepaid expenses and other current assets                                                379,213                   106,651
     Prepaid income taxes                                                                     339,516                   185,554
                                                                                ------------------------------------------------
                    Total Current Assets                                                   11,052,993                 6,767,801
PROPERTY AND EQUIPMENT - NET                                                                6,456,565                 3,893,006
OTHER ASSETS                                                                                  417,482                   288,508
GOODWILL - NET                                                                             11,495,379                 2,627,485
                                                                                ------------------------------------------------
                                                                                          $29,422,419              $ 13,576,800
                                                                                ================================================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                $ 4,104,379               $ 1,732,277
     Current portion of notes payable                                                         194,505                         -
     Term loan                                                                              4,625,000                         -
     Revolving credit loan                                                                  5,189,000                         -
     Current portion of obligations under capital leases                                    1,491,518                   739,603
     Income taxes payable                                                                           -                         -
     Deferred taxes payable                                                                    58,000                   186,000
                                                                                ------------------------------------------------
                    Total Current Liabilities                                              15,662,402                 2,657,880
DEFERRED CREDITS                                                                              457,450                   410,774
DEFERRED TAXES PAYABLE                                                                              -                    85,000
NOTES PAYABLE                                                                                 250,792                   300,000
OBLIGATIONS UNDER CAPITAL LEASES, NET OF
     CURRENT PORTION                                                                        1,936,636                 1,351,568
                                                                                ------------------------------------------------
                    Total Liabilities                                                      18,307,280                 4,805,222
                                                                                ------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value; 5,000 shares authorized;
         no shares issued                                                                           -                         -
     Common stock, $.001 par value; 25,000,000 shares authorized;
         5,092,622 and 4,705,202 shares issued and outstanding
         at September 30, 1998 and December 31, 1997, respectively                              5,093                     4,705
     Additional paid-in capital                                                             9,088,848                 7,687,621
     Retained earnings                                                                      2,021,198                 1,079,252
                                                                                ------------------------------------------------
                    Total Stockholders' Equity                                             11,115,139                 8,771,578
                                                                                ------------------------------------------------
                                                                                          $29,422,419              $ 13,576,800
                                                                                ================================================




                                  The accompanying notes are an integral part of these statements.


                                                                -1-

                                                   KATZ DIGITAL TECHNOLOGIES, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                                 Three Months Ended                      Nine Months Ended
                                                                   September 30,                            September 30,
                                                        ---------------------------------        ---------------------------------
                                                             1998                 1997                1998                 1997
                                                        ------------         ------------        ------------         ------------
Net sales                                               $ 10,597,588         $  5,560,534        $ 32,668,638         $ 14,711,263
Cost of goods sold                                         5,242,472            2,486,337          16,061,272            6,546,880
                                                        ------------         ------------        ------------         ------------
      Gross profit                                         5,355,116            3,074,197          16,607,366            8,164,383

  Selling, general and administrative expenses             4,425,065            2,420,204          13,224,705            6,635,271
                                                        ------------         ------------        ------------         ------------

Operating income                                             930,051              653,993           3,382,661            1,529,112

Merger transaction costs                                     379,469                 --               379,469                 --
Aborted stock offering costs                                 186,563                 --               186,563                 --
Interest expense-net                                         291,654               27,021             878,796               76,407
Other (income)                                                (7,363)                --               (36,426)                --
                                                        ------------         ------------        ------------         ------------
      Earnings before provision for income taxes              79,728              626,972           1,974,259            1,452,705
Provision for income taxes                                   152,987              310,226           1,032,312              716,945
                                                        ------------         ------------        ------------         ------------
      Net earnings (loss)                               $    (73,259)        $    316,746        $    941,947         $    735,760


Basic earnings per share                                      $(0.01)               $0.07               $0.19                $0.16
                                                        ============         ============        ============         ============
Diluted earnings per share                                    $(0.01)               $0.07               $0.18                $0.16
                                                        ============         ============        ============         ============

Weighted average shares outstanding:
      Basic                                                5,074,016            4,546,349           5,023,123            4,486,550
      Diluted                                              5,576,867            4,798,179           5,428,541            4,687,578


                                                                -2-

                                  KATZ DIGITAL TECHNOLOGIES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                         Nine Months Ended
                                                                           September 30,
                                                               -----------------------------------
                                                                   1998                    1997
                                                               -----------             -----------
Cash flows from operating activities:
      Net earnings                                             $   941,947             $   735,760
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
          Depreciation and amortization                          2,180,861                 995,122
          Deferred credits                                          46,676                 115,840
          Gain on early termination of capital lease                  --                    (8,790)
          Deferred taxes                                          (213,000)               (114,000)
          Merger transaction costs                                 379,469
          Aborted stock offering costs                             186,563
          Increase (decrease) in cash flows from changes
          in operating assets and liabilities, net of
          acquisitions in 1998:
              Accounts receivable                               (1,012,643)             (1,582,451)
              Work-in-process inventory                            101,008                 (12,284)
              Prepaid expenses and other current assets              4,877                  23,872
              Prepaid income taxes                                (153,962)
              Other assets                                          98,858                  12,094
              Accounts payable and accrued expenses                451,575                 396,760
              Income taxes payable                                    --                   (68,975)
              Net pension liability                                   --                   (36,808)
                                                               -----------             -----------
          Net cash provided by operating activities              3,012,229                 456,140
                                                               -----------             -----------

Cash flows from investing activities:
      Acquisition of Speed Graphics                               (292,731)
      Acquisition of Advanced Digital Services, Inc.                  --                  (470,023)
      Proceeds from sale of equipment                              350,000
      Purchase of property and equipment - net                    (466,351)               (666,756)
                                                               -----------             -----------
          Net cash used in investing activities                   (409,082)             (1,136,779)
                                                               -----------             -----------

Cash flows from financing activities:
      Distributions to stockholders                                   --                  (339,912)
      Merger transaction costs                                    (379,469)
      Aborted stock offering costs                                (186,563)
      Proceeds from exercise of stock options                        7,955
      Revolving credit borrowings                                  225,000
      Term loan payments                                        (1,375,000)                   --
      Note payments                                               (897,662)                   --
      Payments of obligations under capital leases              (1,216,745)               (559,235)
                                                               -----------             -----------
          Net cash used in financing activities                 (3,822,484)               (899,147)
                                                               -----------             -----------

          NET DECREASE IN CASH AND CASH EQUIVALENTS             (1,219,337)             (1,579,786)
Cash and cash equivalents - beginning of period                  1,651,930               3,428,175
                                                               ===========             ===========
Cash and cash equivalents - end of period                      $   432,593             $ 1,848,389
                                                               ===========             ===========

Supplemental disclosures of cash flow information:
      Cash paid during the period for
          Interest                                             $   841,546             $   171,596
          Income taxes                                         $ 1,421,014             $   797,700

Supplemental disclosures of noncash investing and financing activities:
      Capital lease obligations of $366,428 and $803,524 were incurred in the nine month periods ended September 30, 1998 and 1997, respectively, as a result of the Company entering into new equipment leases.

      In conjunction with the 1996 acquisition of The Sarabande Press, Inc., notes payable, common stock, additional paid in capital and accrued interest totaling $767,276 with a corresponding amount of goodwill, was recorded in the nine month period ended September 30, 1997

      See Note C for additional information and non-cash investing and financing activities related to the acquisitions of Speed Graphics, Inc. and Advanced Digital Services, Inc.



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

NOTE C - ACQUISITIONS

As reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 1997, on July 31, 1997 the Company completed its acquisition by merger of Advanced Digital Services, Inc. ("ADS"). As aggregate consideration for the merger, the ADS shareholders received $1,406,284 as adjusted, composed of cash in the amount of $500,000, 301,818 shares of the Company's common stock (valued at $835,673), and promissory notes in the aggregate principal amount of $70,611, with interest payable thereon at an annual rate of 7% and becoming due and payable July 1, 2002. The purchase price was in the quarter ended September 30, 1998 by $124,620 based on the collection of certain accounts receivable. Concurrently with the merger, each of the ADS shareholders, who were also the former principal officers of ADS, entered into employment agreements to become Vice Presidents of the Company for five-year terms, as well as agreements imposing certain noncompetition and confidentiality restrictions.

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

As aggregate consideration for the acquisition, Speed received cash in the amount of $10,964,000 and 173,913 shares of the Company's common stock. In addition, the Company incurred approximately $610,000 of expenses related to the acquisition (principally legal, accounting and other professional services) which were included in the calculation of the total purchase price. The acquisition has been treated as a "purchase" for accounting purposes and approximately $8,853,000 was allocated to goodwill. Goodwill is being amortized over a 20 year period.

At June 30, 1998, the Company was still compiling certain information required to complete the allocation of the purchase price of ADS and Speed. In July 1998 the remaining ADS contingency was resolved and resulted in no further adjustment. All Speed contingencies were resolved in the quarter ended September 30, 1998 and resulted in the recording of additional immaterial amounts.

Concurrently with the acquisition of Speed, the Company entered into a loan agreement with a commercial bank whereby the bank agreed to loan the Company (i) $6,000,000 in the form of a secured term loan and (ii) $7,000,000 in the form of a secured revolving credit facility note. As of September 30, 1998, the Company was not in compliance with one of its loan covenants as a result of expenses incurred in conjunction with an aborted public stock offering and expenses related to its merger activities. The Company is in the process of seeking a waiver from the lender. If the waiver is not obtained, the outstanding balances on the loans could become due and payable and as a result, the Company has reclassified $7,814,000 of long-term debt to current liabilities.

NOTE D - PRO FORMA RESULTS

The unaudited pro forma results of operations, which reflects the purchases of ADS and Speed as if they had occurred as of the beginning of the period, are as follows:

                                             Nine Months Ended September 30,
                                         ----------------------------------------
                                                        1998                1997
                                                        ----                ----
Net Sales                                        $32,668,638        $ 34,076,206
Net Earnings                                      $  941,947         $ 1,467,102
Pro Forma Net Earnings                            $  941,947         $ 1,304,751
Pro Forma  Basic Earnings Per Share                $     .19            $    .26
Pro Forma Diluted Earnings Per Share               $     .18            $    .25

NOTE E - EARNINGS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," which is effective for financial statements for interim and annual periods ending after December 31, 1997 and requires that all prior period earnings per share data be restated. The Company's financial statements reflect this adoption. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and, if applicable, diluted earnings per common share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per common share reflect the weighted average common shares outstanding and dilutive potential common shares, such as stock options.

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

NOTE G - CONTINGENCIES

The Company is involved in various claims arising in the ordinary course of business which it believes would not have a material impact on the Company's financial position or results of operations.

NOTE H - Merger Agreement

On September 1, 1998 the Company entered into an Agreement and Plan of Merger with Photobition Group PLC ("Photobition") under which the Company will become a wholly-owned subsidiary of Photobition. The holders of outstanding shares of the Company's common stock and vested options, warrants and other convertible securities are expected to receive a total of approximately $47.0 million based on a price of $8.78 per share and holders of unvested options are expected to receive an additional approximately $3.0 million.

The transaction is subject to standard closing conditions, including the approval of the Company's shareholders. Photobition has deposited $2.0 million in escrow to be paid to the Company if the transaction fails to close under certain conditions and the Company has agreed to pay a break-up fee in the same amount if the Company withdraws from the merger to accept a competing acquisition proposal or for certain other breaches of its obligations under the agreement. Gary Katz, the Company's chairman, chief executive officer and largest shareholder, and his family have agreed to vote their shares of stock in favor of the merger. The Company has granted Photobition an option to acquire up to 19.9% of the Company's stock in the event the Company accepts an alternative acquisition proposal. The agreements also provide for Mr. Katz to remain with the Company upon completion of the merger and enter into a one-year consulting agreement at a monthly fee of $41,667.

ITEM 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's condensed consolidated statements of operations.

                                           Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                            1998        1997        1998        1997
                                            ----        ----        ----        ----
Net sales                                   100.0%      100.0%      100.0%      100.0%
Cost of goods sold                           49.5%       44.7%       49.2%       44.5%
Gross profit                                 50.5%       55.3%       50.8%       55.5%
Selling, general and administrative
  expenses                                   41.8%       43.5%       40.5%       45.1%
Net earnings (loss)                           (.7%)       5.7%        2.9%        5.0%

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

      Net sales for the three months ended September 30, 1998 were $10,597,588, an increase of $5,037,054, or 90.6%, compared to $5,560,534 for the three months ended September 30, 1997. The increase in net sales was primarily attributable to the inclusion of sales from Speed Graphics, Inc. ("Speed"), whose assets and business were acquired as of January 1, 1998 (the "Speed Acquisition").

      Cost of goods sold for the three months ended September 30, 1998 was $5,242,472, an increase of $2,756,135, or 110.9%, compared to $2,486,337 for the three months ended September 30, 1997. The increase in cost of goods sold was primarily attributable to costs related to the increased sales resulting from the Speed Acquisition.

      Gross profit for the three months ended September 30, 1998 was $5,355,116, an increase of $2,280,919, or 74.2%, compared to $3,074,197 for the three months ended September 30, 1997. Gross profit as a percent of net sales decreased to 50.5% for the three months ended September 30, 1998 from 55.3% in the prior year. The lower gross profit percentage in 1998 was primarily attributable to the inclusion in sales of Speed's non-digital or traditional photo-lab services, which historically have a lower gross profit percentage than digital products and services.

      Selling, general and administrative expenses for the three months ended September 30, 1998 were $4,425,065, an increase of $2,004,861, or 82.8%, compared to $2,420,204 for the three months ended September 30, 1997. The increase was primarily attributable to selling, general and administrative costs related to the Speed operations.

      In the quarter ended September 30, 1998, the Company charged against income costs related to two specific activities: $379,469 relating to merger related activities and $186,563 related to an aborted stock offering.

      Net interest expense for the three months ended September 30, 1998 was $291,654, an increase of $264,633, compared to $27,021 for the three months ended September 30, 1997. The increase was due to interest costs associated with borrowings used to finance the Speed Acquisition plus the interest costs of Speed's capital leases.

      The Company's effective tax rate for the three months ended September 30, 1998 was 191.9%, compared to 49.5% for the three months ended September 30, 1997. The unusual tax rate in 1998 results from certain merger related costs not being tax deductible.

      As a result of the foregoing, net earnings decreased to a loss of $73,259 ($.01 per diluted share) for the three months ended September 30, 1998 from earnings of $316,746 ($.07 per diluted share) for the prior comparable period, a decrease of $390,005, or $.08 per diluted share.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      Net sales for the nine months ended September 30, 1998 were $32,668,638, an increase of $17,957,375, or 122.1%, compared to $14,711,263 for the nine months ended September 30, 1997. The increase in net sales was primarily attributable to the inclusion of sales from Speed.

      Cost of goods sold for the nine months ended September 30, 1998 was $16,061,272, an increase of $9,514,392, or 145.3%, compared to $6,546,880 for the nine months ended September 30, 1997. The increase in cost of goods sold was primarily attributable to costs related to the increased sales resulting from the Speed Acquisition.

      Gross profit for the nine months ended September 30, 1998 was $16,607,366, an increase of $8,442,983, or 103.4%, compared to $8,164,383 for the nine months ended September 30, 1997. Gross profit as a percent of net sales decreased to 50.8% for the nine months ended September 30, 1998 from 55.5% in the prior year. The lower gross profit percentage in 1998 was primarily attributable to the inclusion in sales of Speed's non-digital or traditional photo-lab services, which historically have a lower gross profit than digital products and services.

      Selling, general and administrative expenses for the nine months ended September 30, 1998 were $13,224,705, an increase of $6,589,434, or 99.3%, compared to $6,635,271 for the nine months ended September 30, 1997. The increase was primarily attributable to selling, general and administrative costs related to the Speed operations.

      In the nine months ended September 30, 1998, the Company charged against income costs related to two specific activities: $379,469 relating to merger related activities and $186,563 related to an aborted stock offering.

      Net interest expense for the nine months ended September 30, 1998 was $878,796, an increase of $802,389, compared to $76,407 for the nine months ended September 30, 1997. The increase was due to interest costs associated with borrowings used to finance the Speed Acquisition plus the interest costs of Speed's capital leases.

      The Company's effective tax rate for the nine months ended September 30, 1998 was 52.3% compared to 49.4% for the nine months ended September 30, 1997. The increased tax rate in 1998 results from certain merger related costs not being tax deductible.

      As a result of the foregoing, net earnings increased to $941,947 ($.18 per diluted share) for the nine months ended September 30, 1998 from $735,760 ($.16 per diluted share) for the prior comparable period, an increase of $206,187, or $.02 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1998, the Company had negative working capital of $4,609,409, compared to positive working capital of $4,109,921 at December 31, 1997, a decrease of $8,719,330. The negative working capital at September 30, 1998 and principal reason for the decrease from December 31, 1997 was the reclassification of the Company's Revolving Credit Loans and non-current portion of its Term Loans (a combined total of $7,814,000) from non-current liabilities to current liabilities. See Note C to the Condensed Consolidated Financial Statement.

      Net cash provided by operating activities totaled $3,012,229 for the nine months ended September 30, 1998, compared to $456,140 for the prior comparable period. The increase in cash from operating activities in the first nine months of 1998 compared to the first nine months of 1997 resulted principally from (i) an increase in net income, (ii) the increase in depreciation and amortization which now includes amounts from Speed's operations, as well as the goodwill amortization from the Speed Acquisition and (iii) a smaller increase in accounts receivable, as compared to the first nine months of 1997. These increases were partially offset by increases in prepaid income taxes resulting from the overpayment of estimated taxes.

      Cash used in investing activities decreased $727,697 from the prior year to $409,082. Reduced cash usage resulted from (i) lower levels of spending for new equipment, and (ii) proceeds from the sale of certain redundant equipment, partially offset by the cash used for the Speed Acquisition.

      Cash used in financing activities increased $2,923,337 to $3,822,484 in the first nine months of 1998 as a result of the inclusion of payments due under Speed's capital leases, scheduled payments on the Company's Term Loans used to finance the Speed Acquisition and repayment of debt related to equipment disposed of during the nine month period.

        The net effect of cash flows from operating activities, investing activities and financing activities was a net decrease in cash during the first nine months of 1998 of $1,219,337 to an ending balance of $432,593.

      The Company maintains a $7,000,000 revolving credit facility with a commercial bank, of which $5,189,000 was outstanding at September 30, 1998, an increase of $200,000 from June 30, 1998. The Company believes that current cash balances, available borrowing capacity on its revolving credit facility and cash generated from operations will provide sufficient cash to meet its operating requirements for the next twelve months. See "Cautionary Statement Regarding Forward Looking Information." As of September 30, 1998, the Company was not in compliance with one of its loan covenants as a result of expenses incurred in conjunction with an aborted public stock offering and expenses related to its merger activities. The Company is in the process of seeking a waiver from the lender. If the waiver is not obtained, the outstanding balances on the loans could become due and payable and as a result, the Company has reclassified $7,814,000 of long-term debt to current liabilities.


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

YEAR 2000

      The Year 2000 issue ("Y2K") is the result of computer programs using a two-digit format, as opposed to a four-digit format, to indicate the year in any date. Computer systems with such software will be unable to interpret date beyond the year 1999 which could cause a system failure or other computer errors, leading to disruptions in operations. During 1997, the Company initiated a review to determine its exposure to Y2K related issues. The review focused on three potential areas of exposure:

      Financial and Information Systems. In August 1997, the Company migrated its accounting systems to a new integrated MIS system which is already Y2K compliant. The Company has converted all its prior records and those of its acquired companies to this new system. The new system has been running actual Company transactions since August 1997 and the operations of each of the entities subsequently acquired by the Company have been successfully migrated to that system since July 1998. In addition, the Company uses an independent service bureau to process payroll and payroll tax related operations and has been notified by the service bureau that its payroll application had implemented Y2K compliant code in March 1998. Total costs of conversion to date have not been material.

      Production Systems. The Company has completed its review of key production hardware and software, which, with the exception of one group of hardware/software, has been determined to be Y2K compliant. The vendor who supplied the original non-compliant hardware/software is not providing an upgrade and the Company is currently exploring third-party upgrade opportunities. Estimates of the cost of such an upgrade are not material. While this review continues, the Company is also testing the non-compliant equipment by using dates after January 1, 2000. To date, no production disruptions have been experienced.

      External (Vendor) Systems. Although the Company believes that the information systems of its vendors (insofar as they relate to the Company's business) will comply with Y2K requirements, the Company has mailed a survey to confirm with key vendors their readiness or intent to be Y2K compliant prior to June 30, 1999. The failure of any key vendor to provide such information will result in the Company's developing contingency plans at that time, including use of alternate vendors. Any costs that may be incurred by the Company that are related to external systems' Y2K issues are unknown at this time (other than the immaterial cost of the survey itself), however, management expects that after reviewing and evaluating responses to the survey, it will be able to complete an assessment of its Y2K exposure and estimate the costs associated with resolving any Y2K issues.

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

PART II.          OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c)  Recent Sales of Unregistered Securities.

         On July 1, 1998, the Company granted to its three directors who are not employees of the Company options to purchase an aggregate of 15,000 shares of the Company's Common Stock at an exercise price of $6.375 per share. Such options were non-qualified options granted outside the Company's 1996 Stock Option Plan, as amended (the "Plan"). Such options were granted in lieu of options that would otherwise have automatically been granted to such optionees pursuant to the Plan, but for the fact that an insufficient number of options were available under the Plan for such grant.

         The grant of all of the securities listed above were transferred without registration under the Securities Act of 1933, as amended (the "Act"), as they did not involve any public offering, pursuant to the provisions of
Section 4(2) of the Act.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         In accordance with the terms of a Loan Agreement dated as of January 8, 1998 and amended on May 11, 1998 (the "Loan Agreement") by and among the Company, certain of its wholly owned subsidiaries and the Bank of New York (the "Lender"), the Lender loaned the Company $6 million under a term loan note (the "Term Loan") and agreed to loan the Company up to $7 million under a revolving credit and letter of credit facility (the "Revolving Credit Loan").

         Pursuant to the provisions of the Loan Agreement, in the event the Company fails to maintain the Fixed Charge Coverage Ratio (as defined in the Loan Agreement) during a fiscal quarter, an Event of Default (as defined in the Loan Agreement) will have occurred. The Company failed to maintain such Fixed Charge Coverage Ratio for the quarter ended September 30, 1998. Accordingly, an Event of Default has occurred, thereby giving the Lender the right to demand full repayment of all amounts borrowed under the Term Loan and Revolving Credit Loan.

         While the Company is seeking the Lender's waiver of such Event of Default, no assurances can be given that the Lender will grant such waiver or that the Company will be able to meet the requisite Fixed Charge Coverage Ratio in future quarters.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

      Exhibit No.          Description

         3.1               Certificate of Incorporation (1)

         3.2               By-Laws (1)

         4.1+ Loan Agreement by and among the Company, Katz N.Y. Acquisition, Inc., Advanced Digital Services, Inc. and the Bank of New York, with schedules thereto.(2)

         4.2 First Amendment and Waiver to Loan Agreement by and among the Company, Katz N.Y. Acquisition, Inc., Advanced Digital Services, Inc. and the Bank of New York.(3)

         4.3 Term Loan Note of the Company to the Bank of New York (included in Exhibit 4.1 as a schedule thereto).(2)

         4.4 Revolving Credit Loan Note of the Company to the Bank of New York (included in Exhibit 4.1 as a schedule thereto).(2)

         4.5 Subordination Agreement by and between Speed Graphics, Inc. and the Bank of New York.(2)

         27.1*             Financial Data Schedule

         ------------------
         *        Filed herewith.

         + Confidential treatment requested as to portions of this Exhibit at the time of its filing with the Commission.

         (1) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-1190) and the amendments thereto, incorporated herein by reference.

         (2) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on January 23, 1998, incorporated herein by reference.

         (3) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on August 14, 1998, incorporated herein by reference.

         (b)      REPORTS ON FORM 8-K

         On September 11, 1998, the Company filed a Current Report on Form 8-K, disclosing that on September 1, 1998, the Company, Photobition Group PLC ("Photobition") and KDT Acquisition Corp. ("KDTA") entered into an Agreement and Plan of Merger that provides for the merger of KDTA into the Company, upon the terms and subject to the conditions set forth therein. See Note H to the Condensed Consolidated Financial Statement.

         No other Current Reports on Form 8-K were filed during the third quarter of the fiscal year ending December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        KATZ DIGITAL TECHNOLOGIES, INC.


Dated:  November 9, 1998                 By:       /s/ Gary Katz
                                                 -----------------------------
                                        Gary Katz
                                        Chairman & Chief Executive
                                        Officer



Dated:  November 9, 1998                 By:       /s/ Donald L. Flamm
                                                 -----------------------------
                                        Donald L. Flamm
                                        Principal Financial Officer
                                        (Chief Financial Officer)

EXHIBIT INDEX


         (a)      EXHIBITS

      Exhibit No.          Description

         3.1               Certificate of Incorporation (1)

         3.2               By-Laws (1)

         4.1+ Loan Agreement by and among the Company, Katz N.Y. Acquisition, Inc., Advanced Digital Services, Inc. and the Bank of New York, with schedules thereto.(2)

         4.2 First Amendment and Waiver to Loan Agreement by and among the Company, Katz N.Y. Acquisition, Inc., Advanced Digital Services, Inc. and the Bank of New York.(3)

         4.3 Term Loan Note of the Company to the Bank of New York (included in Exhibit 4.1 as a schedule thereto).(2)

         4.4 Revolving Credit Loan Note of the Company to the Bank of New York (included in Exhibit 4.1 as a schedule thereto).(2)

         4.5 Subordination Agreement by and between Speed Graphics, Inc. and the Bank of New York.(2)

         27.1*             Financial Data Schedule

         ------------------
         *        Filed herewith.

         + Confidential treatment requested as to portions of this Exhibit at the time of its filing with the Commission.

         (1) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-1190) and the amendments thereto, incorporated herein by reference.

         (2) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on January 23, 1998, incorporated herein by reference.

         (3) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on August 14, 1998, incorporated herein by reference.